Form 10-Q
period 2021-09-30
Unicycive Therapeutics, Inc.
filed 2021-11-12
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 14,972,552 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three-month period ended September 30, 2021 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(in thousands, except for share and per share amounts)

	As of	As of
	December 31,	September 30,
	2020	2021
		(unaudited)
Assets
Current assets:
Cash	$-	$18,011
Prepaid related party service fee	-	58
Deferred offering costs	200	-
Prepaid expenses and other current assets	4	1,713
Total current assets	204	19,782
Total assets	$204	$19,782

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$184	$49
Related party service fee payable	9	-
Accrued liabilities	168	633
Convertible notes	1,528	-
Loan from stockholder	967	103
Government loan	19	-
Total current liabilities	2,875	785
Total liabilities	2,875	785
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Preferred stock: $0.001 par value per share—10,000,000 shares authorized at December 31, 2020 and September 30, 2021 (unaudited); no shares issued and outstanding at December 31, 2020 and September 30, 2021 (unaudited)	$-	$-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2020 and September 30, 2021 (unaudited); 8,514,070 shares issued and outstanding at December 31, 2020, and 14,972,552 shares issued and outstanding at September 30, 2021 (unaudited)	9	15
Additional paid-in capital	3,242	32,169
Accumulated deficit	(5,922)	(13,187)

Total stockholders’ (deficit) equity	(2,671)	18,997
Total liabilities and stockholders’ (deficit) equity	$204	$19,782

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021

Operating expenses:
Research and development	$304	$3,776	$633	$4,719
General and administrative	322	939	670	1,506
Total operating expenses	626	4,715	1,303	6,225
Loss from operations	(626)	(4,715)	(1,303)	(6,225)
Other expenses:
Interest expense	(76)	(55)	(81)	(628)
Loss on debt conversion	-	(431)	-	(431)
Gain on extinguishment of debt	-	-	-	19
Total other expenses	(76)	(486)	(81)	(1,040)
Net loss	$(702)	$(5,201)	$(1,384)	$(7,265)
Net loss per share, basic and diluted	$(0.08)	$(0.37)	$(0.16)	$(0.69)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	8,514,070	14,167,098	8,494,858	10,538,473

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

							Total
					Additional		Stockholders’
	Common Stock		Preferred stock		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	8,456,179	$8	-	$-	$2,766	$(3,658)	$(884)
Net loss (unaudited)	-	-	-	-	-	(344)	(344)
Issuance of common stock for cash (unaudited)	11,862	-	-	-	50	-	50
Issuance of common stock for anti-dilution clause (unaudited)	475	-	-	-	2	-	2
Stock-based compensation expense (unaudited)	-	-	-	-	31	-	31
Balance at March 31, 2020 (unaudited)	8,468,516	8	-	-	2,849	(4,002)	(1,145)
Net loss (unaudited)	-	-	-	-	-	(338)	(338)
Issuance of common stock for cash (unaudited)	21,401	1	-	-	91	-	92
Issuance of common stock for anti-dilution clause (unaudited)	6,624	-	-	-	28	-	28
Stock-based compensation expense (unaudited)	-	-	-	-	60	-	60
Balance at June 30, 2020 (unaudited)	8,496,541	9	-	-	3,028	(4,340)	(1,303)
Net loss (unaudited)	-	-	-	-	-	(702)	(702)
Issuance of common stock for anti-dilution clause (unaudited)	17,529	-	-	-	74	-	74
Stock-based compensation expense (unaudited)	-	-	-	-	71	-	71
Balance at September 30, 2020 (unaudited)	8,514,070	$9	-	$-	$3,173	$(5,042)	$(1,860)

							Total
					Additional		Stockholders’
	Common Stock		Preferred stock		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	8,514,070	$9	-	$-	$3,242	$(5,922)	$(2,671)
Net loss (unaudited)	-	-	-	-	-	(964)	(964)
Issuance of common stock for exercise of options (unaudited)	233,819	-	-	-	31	-	31
Stock-based compensation expense (unaudited)	-	-	-	-	202	-	202
Balance at March 31, 2021 (unaudited)	8,747,889	9	-	-	3,475	(6,886)	(3,402)
Net loss (unaudited)	-	-	-	-	-	(1,100)	(1,100)
Issuance of common stock for exercise of options (unaudited)	23,401	-	-	-	6	-	6
Stock-based compensation expense (unaudited)	-	-	-	-	294	-	294
Balance at June 30, 2021 (unaudited)	8,771,290	9	-	-	3,775	(7,986)	(4,202)
Net loss (unaudited)	-	-	-	-	-	(5,201)	(5,201)
Issuance of common stock for cash, net of $2.7 million offering costs (unaudited)	5,000,000	5	-	-	22,266	-	22,271
Conversion of convertible notes into common stock (unaudited)	736,773	1	-	-	3,684	-	3,685
Issuance of common stock for exercise of options (unaudited)	26,115	-	-	-	14	-	14
Issuance of common stock for anti-dilution clause (unaudited)	438,374	-	-	-	2,191	-	2,191
Stock-based compensation expense (unaudited)	-	-	-	-	239	-	239
Balance at September 30, 2021 (unaudited)	14,972,552	$15	-	$-	$32,169	$(13,187)	$18,997

See accompanying notes to the financial statements

  Unicycive Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2021

Cash flows from operating activities
Net loss	$(1,384)	$(7,265)
Adjustments to reconcile net loss to net cash used in operating activities:
R&D Expense for issuance of common stock for anti-dilution clause	104	2,191
Stock-based compensation expense	161	735
Convertible debt discount amortization	59	488
Convertible debt non-cash interest	17	139
Gain on extinguishment of debt	-	(19)
Deferred compensation to CEO	320	249
Loss on debt conversion	-	431
Changes in assets and liabilities:
Prepaid expense and other current assets	(11)	(1,709)
Prepaid related party service fee	-	(58)
Accounts payable and accrued liabilities	(88)	463
Related party service fee payable	(99)	(9)
Net cash used in operating activities	(921)	(4,364)
Cash flows from financing activities
Net proceeds from initial public offering	-	22,271
Issuance of common stock for cash	142	-
Proceeds from loan from stockholder	150	248
Proceeds from convertible notes	900	1,098
Repayment of loan from stockholder	(150)	(1,361)
Deferred offering costs	(92)	-
Proceeds from exercise of options	-	119
Proceeds from government loan	19	-
Net cash provided by financing activities	969	22,375
Net increase in cash	48	18,011
Cash at the beginning of the period	15	-
Cash at the end of the period	$63	$18,011
Supplemental cash flow information
Deferred offering costs included in accrued liabilities	$50	$-
Cash paid for income taxes	$1	$-

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

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations for the foreseeable future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financings and loans from a stockholder to fund its operations. As of September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $13.2 million and $5.9 million, respectively.

As a result of its initial public offering (“IPO”), on July 13, 2021 the Company began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 received approximately $22,271,000 in net proceeds after deducting the underwriting discounts, commissions and other offering expenses. The Company intends to use the net proceeds from the IPO to complete pre-clinical and clinical studies, submit regulatory filings to the FDA, and for general and corporate purposes, including hiring additional management and conducting market research and other commercial planning.

The Company expects to continue incurring losses for the foreseeable future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. From January 2021 through May 2021, the Company received an aggregate of $1.1 million upon the issuance of convertible notes. These funds were used primarily to settle outstanding accounts payable as well as $460,000 of the loan outstanding from the chief executive officer and principal stockholder. In addition, the Company received approximately $22,271,000 in net proceeds from its IPO. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s current level of expenditures, and given the Company’s cash balance of $18,011,000 as of September 30, 2021, the Company believes that it has sufficient resources to continue operations for at least one year after the date that these financial statements are available to be issued.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s Initial Public Offering (“IPO”) are capitalized and recorded as a current asset on the balance sheets. There were $0.2 million of deferred offering costs capitalized as of December 31, 2020. As of September 30, 2021, all previously deferred offering costs, totaling approximately $0.9 million, were netted against the proceeds received upon the closing of the IPO, which occurred on July 15, 2021.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, prepaid expenses, accounts payable, convertible notes and a loan from the Chief Executive Officer and stockholder of the Company. The carrying amounts of these items approximate fair value as of December 31, 2020 and September 30, 2021 due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. All of the Company’s cash was deposited in one account at a financial institution, and the account balance may at times exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institution in which the cash is held.

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

Common Stock Valuations

The Company is required to periodically estimate the fair value of common stock when issuing stock options and computing their estimated stock-based compensation expense. The fair value of common stock prior to the Company’s initial public offering was determined on a periodic basis, with the assistance of an independent third-party valuation expert. The assumptions underlying these valuations represented Management’s best estimates, which involved inherent uncertainties and the application of significant levels of Management judgment.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options and warrants are considered to be potentially dilutive securities. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. The Company has no participating securities and as such, the net loss was attributed entirely to common stockholders. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods. All common share amounts and per share amounts have been adjusted to reflect a 1-for-4.3 reverse stock split of the Company’s common stock that was effectuated on June 21, 2021.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Renazorb and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 313,663 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Renazorb Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. As part of the anti-dilution clause, the Company issued 149,762 and 105,897 shares of common stock during the years ended December 31, 2019 and 2020, respectively. The Company recognized $145,000 and $104,000 for the years ended December 31, 2019 and 2020, respectively, as research and development expenses as cost to issue those shares. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represents the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the three and nine months ended September 30, 2021. The Company is also required to pay Spectrum 40% of all of the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Renazorb Purchase Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Renazorb Purchase Agreement.

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

4. Balance Sheet Components

Accounts payable as of December 31, 2020 and September 30, 2021 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2020	2021
		(unaudited)
Trade accounts payable	$183	$43
Credit card liability	1	6
Total	$184	$49

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

The Company has accounted for the 2021 Notes as stock-settled debt and was accreting the carrying amount of the 2021 Notes to the settlement amount through maturity.

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

As a result of the Company’s initial public offering on July 13, 2021, approximately $2,387,000 of principal and $191,000 of unpaid accrued interest related to the 2021 and 2020 Notes was converted into shares of common stock. Additionally the noteholders were granted warrants equal to 25% of the conversion shares issued. The conversion resulted in a loss of $431,000 that is included as loss on debt conversion in the accompanying statements of operations for the three and nine months ended September 30, 2021.

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

Paycheck Protection Program Loan

On April 23, 2020, the Company entered into an $18,000 loan with Silicon Valley Bank pursuant to the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) as well as a $1,000 loan pursuant to the Economic Injury Disaster Assistance Program. The PPP loan proceeds are intended to be used for payroll over the eight-week period following the date of the loan. The loan terms provide that no principal or interest payments are due and interest will accrue at 1% per annum commencing on April 23, 2020 through October 23, 2020 (deferral period). Commencing one month after the deferral period and continuing monthly through the maturity of the loan on April 23, 2022, equal monthly payments of principal and interest are due. The Company classified the loans as a current liability, has applied for and received loan forgiveness in February 2021, and recorded a gain on extinguishment of debt in the statement of operations for the nine months ended September 30, 2021.

6. Related Party Transactions

Loan from Chief Executive Officer and Stockholder

The Company received advances from the stockholder of $248,000 during the nine months ended September 30, 2021. The Company repaid amounts owed to the stockholder of $1,361,000 during the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the current liability loan from a stockholder of approximately $103,000 and $967,000, respectively, represents primarily the accumulation of deferred compensation due to the chief executive officer and stockholder. This amount bears no interest and is repayable on demand.

Service agreement with Globavir

On July 1, 2017, as amended on April 6, 2020, the Company entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development program. The Service Agreement provides Globavir the right to receive $50,000 per month for such services through December 31, 2019 and $10,000 per month commencing on January 1, 2020. As of December 31, 2020, $9,000 was payable to Globavir for such service fees. As of September 30, 2021, $58,000 was prepaid to Globavir for such service fees. Amounts incurred by the Company under the Service Agreement were $30,000, $30,000, $90,000 and $90,000 for the three and nine months ended September 30, 2020 and September 30, 2021, respectively, and are included in operating expenses in the statements of operations. The initial amended term of the agreement ended on December 31, 2020, and unless terminated, the Service Agreement automatically renews for successive one month periods after the initial termination date.

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

In September 2020, the Company signed an engagement letter (the “Benchmark Agreement”) with The Benchmark Company LLC (“Benchmark”) to act as the lead or managing underwriter in connection with the Company’s planned initial public offering. In connection with this agreement the Company agreed to pay a nonaccountable expense allowance to Benchmark equal to 1.0% of the gross proceeds received in the Company’s planned initial public offering. In addition to the non-accountable expense allowance, the Company has also agreed to pay or reimburse the underwriters for certain of the underwriters’ out-of-pocket expenses relating to the offering, including all reasonable fees and expenses of the underwriters’ outside legal counsel, and background checks, which shall not exceed in the aggregate $132,500.

In March 2021, the Benchmark Agreement was terminated. Concurrent with the termination, the Company signed an advisory services agreement pursuant to which the Company will pay Benchmark $150,000 upon the closing of the planned initial public offering, and Benchmark will provide advisory services with respect to the planned public offering. The Company paid the $150,000 advisory fee in July 2021.

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

8. Stockholders’ (Deficit) Equity

Authorized Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock at par value of $0.001 per share.

Issuance of Common Stock and Warrants

During July 2021, as a result of its initial public offering, the Company issued 5,000,000 shares of common stock and 4,000,000 warrants to investors in exchange for cash at $5.00 per unit, consisting of $4.99 per share of common stock and $.0125 per four fifths of a warrant. The warrants have a 5-year term and an exercise price of $6.00 per warrant. The underwriters exercised their option to purchase an additional 600,000 warrants, and the Company received $7,500 in proceeds.

As a result of the initial public offering, the Company’s outstanding convertible notes and unpaid accrued interest were converted into 736,773 shares of common stock. Additionally, convertible noteholders were granted a total of 184,193 common stock warrants with a 5-year term and with an exercise price of $6.00 per warrant.

The following table summarizes activity for warrants for the nine months ended September 30, 2021:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2020	-	-	-	-
Warrants granted	4,784,193	6.00	4.79	-
Warrants exercised	-	-	-	-
Outstanding, September 30, 2021	4,784,193	6.00	4.79	-

During July 2021, 438,374 shares of common stock were allocated to Spectrum Pharmaceuticals, Inc. in accordance with the anti-dilution provisions of the Company’s Assignment and Asset Purchase Agreement with Spectrum.

During the nine months ended September 30, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of September 30, 2021, 100,388 of the options remained unvested. Proceeds received related to the unvested options of $68,000 at September 30, 2021 were recorded in accrued liabilities on the accompanying balance sheets and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. The vested portion of the exercises was 283,335 shares at September 30, 2021.

During the nine months ended September 30, 2020, the Company issued 33,263 shares to investors in exchange of cash at $4.21 per share.

During the year ended December 31, 2020, the Company issued 33,263 shares to investors in exchange of cash at $4.21 per share and 24,627 shares to Spectrum following its anti-dilution provision (Note 3).

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

Preferred Stock

As of December 31, 2020 and September 30, 2021, the Company had 10,000,000 shares of preferred stock authorized, par value of $0.001 per share and no shares of preferred stock were issued or outstanding.

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

In October 2019, the Company adopted the 2019 Stock Option Plan (“2019 Plan”) which allowed for the granting of incentive stock options (“ISO”), non-qualified stock options (“NSO”) to the employees, members of the board of directors and consultants of the Company. In 2019 and during the first seven months of 2020, the Company granted ISOs and NSOs to consultants and directors from the 2019 Plan. As of December 31, 2019, 232,558 shares were authorized for issuance and 75,581 shares were available for future grant under the 2019 Plan. On April 6, 2020 the Company increased the shares authorized for issuance to 348,837 shares total. On February 17, 2021, the Company increased the shares authorized for issuance to 1,767,442 shares total. As of September 30, 2021, no further awards may be issued under the 2019 Plan.

In 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which allowed for the granting of incentive stock options (“ISO”), non-qualified stock options (“NSO”), stock appreciation rights, restricted stock and restricted stock units to the employees, members of the board of directors and consultants of the Company. In 2018, the Company granted ISOs and NSOs to consultants and directors from this plan. As of December 31, 2020, 465,116 shares were authorized for issuance and 17,442 shares were available for future grant under the 2018 Plan. As of September 30, 2021, no further awards may be issued under the 2018 Plan.

During July 2021, in connection with the appointment of Dr. Brigitte Schiller to the Company’s board of directors, the Company granted Dr. Schiller 17,882 stock options with a ten year term, an exercise price of $5.00 per option, and a total fair value of $50,000 on the date of grant. Additionally, the Company granted Dr. Schiller 26,738 restricted stock units with a grant date fair value of $100,000. Subject to Dr. Schiller’s continued service, such options and restricted stock units shall vest upon the one-year anniversary of the date of grant. As of September 30, 2021, the unrecognized compensation cost related to outstanding restricted stock units was $0.1 million, which is expected to be recognized as expense over approximately 9 months.

The following table summarizes activity for stock options under all plans for the nine months ended September 30, 2021:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2020	786,047	1.42	8.28	2,201
Options granted	319,745	5.83
Options exercised	(283,335)	0.18
Outstanding, September 30, 2021	822,457	3.56	8.05	504

Shares vested and exercisable as of September 30, 2021	273,421	$3.30	8.10	$232

The grant date fair value of options granted during the nine months ended September 30, 2021 was $1.3 million.

As of September 30, 2021, the unrecognized compensation cost related to outstanding stock options was $1.5 million, which is expected to be recognized as expense over approximately 2.7 years.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three and nine months ended September 30, 2020 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021

Research and development	$56	$167	$117	$623
General and administrative	15	72	44	112
Total stock-based compensation	$71	$239	$161	$735

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

Common Stock Fair Value - The fair value of the common stock underlying the Company’s stock options prior to the initial public offering was estimated at each grant date and was determined on a periodic basis and based either on transactions with third parties in which common stock was sold for cash or with the assistance of an independent third-party valuation expert. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

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

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the nine months ended September 30, 2020 and 2021:

	Nine Months Ended
	September 30,
	2020	2021
Expected volatility	114.00%	102.00 – 105.00%
Risk-free interest rate	0.44 - 0.51%	0.61 - 0.92%
Dividend yield	-%	-%
Expected term	6.25 years	5.13 – 6.25 years

10. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Numerator:
Net loss	$(702)	$(5,201)	$(1,384)	$(7,265)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	8,514,070	14,167,098	8,494,858	10,538,473
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.37)	$(0.16)	$(0.69)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021

Options to purchase common stock	786,047	822,457	786,047	822,457
Warrants to purchase common stock	-	4,784,193	-	4,784,193
Total	786,047	5,606,650	786,047	5,606,650

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $0.7 million, $1.4 million, $5.2 million and $7.3 million for the three and nine months ended September 30, 2020 and 2021, respectively. As of December 31, 2020 and September 30, 2021, we had an accumulated deficit of $5.9 million and $13.2 million, respectively. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, upon the completion of this offering, we expect to incur additional costs associated with operating as a public company.

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

As a result of its initial public offering (“IPO”), on July 13, 2021 the Company began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 received approximately $22,271,000 in net proceeds after deducting the underwriting discounts, commissions, and offering expenses.

On July 15, 2021, in connection with the completion of the Company’s IPO, all outstanding convertible notes, including principal and accrued interest, were automatically converted into shares of common stock. The conversion was calculated based on 70% of the IPO price per unit and resulted in the issuance of 736,773 shares of common stock and 184,193 warrants to purchase additional shares of common stock.

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

Additionally, the Renazorb Purchase Agreement provides that until the earlier of (i) 36 months from the first date on which our stock trades on a public market, or (ii) the date upon which we attain a public market capitalization of $50,000,000 or greater, we are required to issue additional shares of our common stock as may be needed to ensure Spectrum maintains a 4% ownership of our issued and outstanding common stock on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Renazorb Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of our common stock (but prior to the issuance of any additional shares of common stock to Spectrum). On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represents the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. We are also required to pay Spectrum 40% of all of our sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Renazorb Purchase Agreement) and 20% of all other sublicense income. Our payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Renazorb Purchase Agreement.

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

Other Expenses

Other expenses consist primarily of interest expense related to convertible notes and a loss on conversion of convertible notes.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020	2021	Change	% Change

Operating expenses:
Research and development	$304	$3,776	$3,472	1,142%
General and administrative	322	939	617	192%
Total operating expenses	626	4,715	4,089	653%
Loss from operations	(626)	(4,715)	(4,089)	653%
Other income (expenses):
Interest expense	(76)	(55)	21	(28)%
Loss on debt conversion	-	(431)	(431)	100%
Total other income (expenses)	(76)	(486)	(410)	540%

Net loss	$(702)	$(5,201)	$(4,499)	641%

Research and Development Expenses

Research and development expenses increased by approximately $3,472,000, or 1,142%, from approximately $304,000 for the three months ended September 30, 2020 to approximately $3,776,000 for the three months ended September 30, 2021. The increase in research and development expenses was primarily due to a $2,191,000 increase in non-cash expense from the issuance of common stock pursuant to the anti-dilution clause in the purchase of in process research and development technology from Spectrum Pharmaceuticals, Inc. Non-cash stock compensation increased $111,000. In addition, development costs increased $766,000 due to product formulation and preclinical study services in the current period. New employee hires increased labor costs $374,000, and consulting and other costs increased $30,000 from the prior period.

General and Administrative Expenses

General and administrative expenses increased by $617,000, or 192%, from approximately $322,000 for the three months ended September 30, 2020 to approximately $939,000 for the three months ended September 30, 2021 primarily due to an increase of $342,000 in insurance expense for directors and officers. Labor costs increased $121,000 due to hiring of new employees. Consulting and professional services costs increased $79,000, and stock compensation, travel, and other costs increased $75,000.

Other Income (Expenses)

Other income (expenses) increased by $410,000, or 540% from approximately $76,000 for the three months ended September 30, 2020 to approximately $486,000 for the three months ended September 30, 2021. The increase was due primarily to the conversion to equity of our outstanding convertible notes as a result of our initial public offering which resulted in a non-cash loss on debt conversion of $431,000. The increase was partially offset by a decrease in interest expense of $21,000.

Comparison of the Nine Months Ended September 30, 2020 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2021	Change	% Change

Operating expenses:
Research and development	$633	$4,719	$4,086	646%
General and administrative	670	1,506	836	125%
Total operating expenses	1,303	6,225	4,922	378%
Loss from operations	(1,303)	(6,225)	(4,922)	378%
Other income (expenses):
Interest expense	(81)	(628)	(547)	675%
Loss on debt conversion	-	(431)	(431)	100%
Gain on extinguishment of debt	-	19	19	(100)%
Total other income (expenses)	(81)	(1,040)	(959)	1,184%

Net loss	$(1,384)	$(7,265)	$(5,881)	425%

Research and Development Expenses

Research and development expenses increased by approximately $4,086,000, or 646%, from approximately $633,000 for the nine months ended September 30, 2020 to approximately $4,719,000 for the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to a $2,191,000 increase in non-cash expense from the issuance of common stock pursuant to the anti-dilution clause in the purchase of in process research and development technology from Spectrum Pharmaceuticals, Inc. Non-cash stock compensation costs increased $505,000. In addition, development costs increased $963,000 due to product formulation and preclinical study services in the current period. New employee hires increased labor costs $403,000, and consulting and other costs increased $24,000 from the prior period.

General and Administrative Expenses

General and administrative expenses increased by $836,000, or 125%, from approximately $670,000 for the nine months ended September 30, 2020 to approximately $1,506,000 for the nine months ended September 30, 2021 primarily due to an increase of $342,000 in insurance expense for directors and officers. Consulting and professional services costs increased $268,000. Labor costs increased $151,000 due to hiring of new employees. Stock compensation, travel, and other costs increased $75,000.

Other Income (Expenses)

Other income (expenses) increased by $959,000, or 1,184% from approximately $81,000 for the nine months ended September 30, 2020 to approximately $1,040,000 for the nine months ended September 30, 2021. The increase was due primarily to increased interest expense incurred on our convertible notes of $547,000 as well as conversion to equity of our outstanding convertible notes as a result of our initial public offering which resulted in a non-cash loss on debt conversion of $431,000. The increase was partially offset by a gain on extinguishment of our 2020 Paycheck Protection Plan loan of $19,000.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through September 30, 2021, we have funded our operations with the sale of common stock, convertible notes and from a loan from our Chief Executive Officer and principal stockholder. During 2020, we raised additional funds through private placements by issuing common stock for $141,000 and by issuing $1,290,000 in convertible notes to investors. During the nine months ended September 30, 2021, we raised $1,098,000 through the issuance of convertible notes to investors.

As a result of our initial public offering (“IPO”), on July 13, 2021 we began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 we received approximately $22,271,000 in net proceeds after deducting the underwriting discounts, commissions and offering expenses. We intend to use the net proceeds from the IPO to complete pre-clinical and clinical studies, submit regulatory filings to the FDA, and for general and corporate purposes, including hiring additional management and conducting market research and other commercial planning.

Future Funding Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2021, we had a net loss of $7.3 million, and we expect to incur substantial additional losses in future periods. As of September 30, 2021, we had an accumulated deficit of $13.2 million.

We expect to continue incurring losses for the foreseeable future and will be required to raise additional capital in the future to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, we may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. Based on the Company’s current level of expenditures, after receiving the net proceeds received on July 15, 2021 as a result of the Company’s IPO and given the Company’s cash balance of approximately $18.0 million as of September 30, 2021, the Company believes that it has sufficient resources to continue operations for at least one year after the date that these financial statements are to be issued.

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

Related Party Payable

We entered into a Service Agreement on July 1, 2017, as amended on April 6, 2020 (“Service Agreement”), with Globavir Biosciences, Inc. (“Globavir”). Our Chief Executive Officer is also the Chief Executive Officer of Globavir. Pursuant to the Service Agreement, we receive administrative, consulting services, shared office space and other services in connection with our drug development program. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement shall automatically renew for successive one month periods after the initial termination date. Pursuant to the Service Agreement, we paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. As of September 30, 2021, and December 31, 2020, respectively, $58,000 was prepaid to and $9,000 was payable to Globavir for service fees. Service fee expenses were $90,000 and $90,000 for the nine months ended September 30, 2021 and 2020, respectively, and were recorded as general and administrative expenses in the statements of operations.

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

We accounted for the 2021 Notes as stock-settled debt and we were accreting the carrying amount of the 2021 Notes to the settlement amount through maturity.

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

Interest expense, including discount accretion expense for the 2021 and 2020 Notes was $81,000 and $628,000 for the nine months ended September 30, 2020 and 2021, respectively.

As a result of our initial public offering on July 13, 2021, approximately $2,387,000 of principal and $191,000 of unpaid accrued interest related to the 2021 and 2020 Notes was converted into shares of common stock. The conversion resulted in a loss of $431,000 that is included as loss on debt conversion in the accompanying statements of operations for the three and nine months ended September 30, 2021.Interest expense was $81,000 and $628,000 for the nine months ended September 30, 2020 and 2021, respectively.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2021
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(921)	$(4,364)
Financing activities	969	22,375
Net increase in cash	$48	$18,011

Cash Flows from Operating Activities

Net cash used in operating activities was $4.4 million for the nine months ended September 30, 2021. Cash used in operating activities was primarily due to the use of funds for director and officer insurance premiums, development costs associated with our drug candidates, labor costs, consulting and accounting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $7.3 million after including the effect of non-cash adjustments for stock issuance, stock compensation, and a loss on the conversion of our convertible debt.

Net cash used in operating activities was $0.9 million for the nine months ended September 30, 2020. Cash used in operating activities resulted from a net loss of $1.4 million primarily driven by the use of funds in our operations to develop our product candidates as well as the deferral of the chief executive officer compensation of $0.3 million and an increase in accounts payable of $0.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $22.4 million for the nine months ended September 30, 2021 and was primarily related to proceeds received from our initial public offering, net of issuance and deferred offering costs. In addition, we issued convertible notes to investors for $1.1 million as well as the receipt of $0.1 million in proceeds from the exercise of options. Net repayments on loans from our chief executive officer offset the cash inflows by $1.1 million.

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2020 and was primarily driven by proceeds received for convertible notes.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to research and development, stock-based compensation and common stock valuations. There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2021 from those used for the year ended December 31, 2020. The below policies are listed to provide a list of our policies for the most significant critical policies.

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

Common Stock Valuations

We are required to periodically estimate the fair value of common stock when issuing stock options and computing their estimated stock-based compensation expense. The fair value of common stock prior to our initial public offering was determined on a periodic basis, with the assistance of an independent third-party valuation expert. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of September 30, 2021.

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

Management is taking steps to remediate the material weakness in our internal control over financial reporting. To address the issues, we plan to hire additional personnel. Specifically, management will:

●	Increase the number of accounting personnel;

●	Begin discussions with third party experts to assist management in completing a comprehensive risk assessment to identify, design and implement control activities; and

●	Begin reviewing and enhancing business policies, procedures and related internal controls to standardize business processes.

We expect to complete the remediation by the end of 2022. We expect to incur additional costs to remediate this weakness, primarily personnel costs.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the third quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at September 30, 2021 with respect to such matters.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-Q for the quarter ended June 30, 2021.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November, 2021.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	November 10, 2021
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	November 10, 2021
John Townsend	(Principal Financial and Accounting Officer)