Form 10-K
period 2021-12-31
Unicycive Therapeutics, Inc.
filed 2022-03-31
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-40582

UNICYCIVE THERAPEUTICS, INC.

(Exact name of registrant as specified in charter)

Delaware	81-3638692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 El Camino Real, Suite 210 Los Altos, CA	94022
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (650) 351-4495

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	UNCY	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐  No  ☒

The number of shares of common stock outstanding as of March 31, 2022 was 14,996,534.

Documents Incorporated by Reference: None.

-i-

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operation;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the ultimate impact of the current COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

-ii-

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

This Annual Report on Form 10-K may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

-iii-

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

Risks Relating to Our Financial Position and Capital Needs

●	We have incurred losses since our inception and anticipate that we will continue to incur increasing losses for the foreseeable future.

●	We need significant additional financing to fund our operations and complete the development and, if approved, the commercialization of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

●	We have a limited number of product candidates, all which are still in early clinical or pre-clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.

●	Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Results of previous pre-clinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or other regulatory authorities.

●	We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being studied which could delay or prevent the start of clinical trials for our product candidates.

●	Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

●	We are dependent on third parties for manufacturing and marketing of our product candidates. If we are not able to secure favorable arrangements with such third parties or the third parties upon whom we rely do not perform, including failure to perform to our specifications or comply with applicable regulations, our business and financial condition could be harmed.

●	If any of our product candidates receive regulatory approval, the approved products may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited.

●	Even if we receive regulatory approval to commercialize any of the product candidates that we develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

●	If any product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for such product candidates. If we fail to comply with regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

-iv-

Risks Relating to our Business and Operations

●	If the market opportunities for our current and potential future product candidates are smaller than we believe they are, our ability to generate product revenue may be adversely affected and our business may suffer.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

Risks Relating to our Intellectual Property

●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.

●	Our intellectual property may not be sufficient to protect our product candidates from competition, which may negatively affect our business. We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights.

General Risk Factors

●	We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

●	Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

●	Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

-v-

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” “Unicycive,” or “Unicycive Therapeutics” refer to Unicycive Therapeutics, Inc.

ITEM 1. BUSINESS

Overview

We are a biotechnology company dedicated to developing treatments for certain medical conditions. Currently, two of our programs are focused on kidney disease that we believe have the potential to offer medical benefit. As we grow the Company and build our team, we intend to focus on identifying medical conditions within and outside of kidney disease. Our current development programs are focused on the development of two novel therapies: Renazorb, for treatment of hyperphosphatemia in patients with chronic kidney disease, and UNI 494, for treatment of acute kidney injury (AKI). Renazorb and UNI 494 were initially developed by, and licensed to us from, Spectrum Pharmaceuticals (“Spectrum”) and Sphaera Pharmaceuticals, respectively. Spectrum conducted a Phase 1 clinical trial with Renazorb in 2012 prior to the grant of our license in 2018. Sphaera conceived, and performed initial characterization of, various potential pro-drug linkers, including the initial patent application, and performed some initial physiochemical characterization and preliminary animal pharmacokinetic studies. As discussed herein, during 2020 and 2021 we have conducted preclinical studies with UNI 494.

Chronic kidney disease (CKD) is the gradual loss of kidney function that can get worse over time leading to lasting damage. Our initial focus is on developing drugs and getting them approved in the US, and then to partner with global biopharmaceutical companies in the rest of the world. According to estimates by The Centers for Disease Control and Prevention (CDC) in 2019, 37 million (approximately 15%) adults in the United States have CKD and, of these, approximately 2 million patients have CKD stage 3-5, and around 500 thousand patients with end-stage renal disease (ESRD) have hyperphosphatemia. In the European Union (EU), around 20 million (approximately 8%) adults have CKD, more than 1 million CKD stage 3-5 patients, and approximately 180 thousand patients with ESRD have hyperphosphatemia. The number of patients with ESRD in the US is increasing steadily and is projected to reach between 971,000 and 1,259,000 in 2030.

AKI is a sudden episode of kidney failure or kidney damage (within the first 90 days of injury). After 90 days, the patient is considered to have progressed into CKD. AKI affects over 2 million U.S. patients and costs the healthcare system over $9 billion per year. AKI kills more than 300,000 patients per year in the U.S. and is caused by multiple etiologies.

Our business model is to license technologies and drugs, and pursue development, regulatory approval, and commercialization of those products in global markets. Many biotechnology companies utilize similar strategies of in-licensing and then developing and commercializing drugs. We believe, however, that our management team’s broad network, expertise in the biopharmaceutical industry, and successful track record gives us an advantage in identifying and bringing these assets into our Company at an attractive price with limited upfront cost.

Pipeline

Our proprietary pipeline is comprised of our two product candidates – Renazorb and UNI 494 – which are described below.

UNI-218 (Renazorb)

Disease overview: hyperphosphatemia

Chronic kidney disease (CKD) is the gradual loss of kidney function that can get worse over time leading to lasting damage. The stages of chronic kidney disease are shown below in table 1.

Table 1: adapted from The Renal Association (https://renal.org/information-resources/the-uk-eckd-guide/ckd-stages/)

eGFR = estimated glomerular filtration rate (a measure of kidney function)

Complications of CKD include electrolyte imbalances, fluid build-up, anemia, bone disease, and heart disease. Hyperphosphatemia is an electrolyte disorder in which untreated elevated phosphate levels in the blood lead to cardiovascular complications and vascular calcification. According to Kidney Disease Improving Global Outcome (KDIGO) guidelines, hyperphosphatemia is defined as an abnormally high serum phosphate concentration >1.46 mmol/L. In healthy people, phosphate levels are maintained as phosphate is absorbed from food and excreted in the urine and feces. In people with CKD, not enough phosphate is excreted, leading to elevated levels of phosphate in the blood. In CKD, hyperphosphatemia is caused by a chronic dysregulation of phosphates as a result of progressive kidney damage. According to a 2009 paper authored by Covic, hyperphosphatemia is associated with increased risk of cardiovascular disease, metabolic bone disease, and all-cause mortality. According to a study completed by Palmer in 2011, it is estimated that all-cause mortality is increased by 18% for every 1 mg/dL increase in serum phosphate concentration. Hyperphosphatemia is a major cause of morbidity in CKD patients, increasing the economic and clinical burden on patients and the health system.

According to Lederer in 2018, hyperphosphatemia occurs in at least 70% of patients with advanced (stage 5) CKD, which equates to approximately 500,000 patients. According to the 2019 National Chronic Kidney Disease Fact Sheet (Centers for Disease Control and Prevention, 2019), it is estimated that 15% of US adults (i.e. approximately 37 million people) have CKD. Furthermore, in a paper published by McCullough in 2019, the number of patients in the US with ESRD is increasing steadily and is projected to reach between 971,000 and 1,259,000 in 2030.

Current treatment of hyperphosphatemia

The treatment goal for patients with hyperphosphatemia is focused on controlling the level of phosphate in the body. Current Kidney Disease: Improving Global Outcomes, or KDIGO, guidelines recommend three main strategies for managing hyperphosphatemia: diet restrictions, phosphate binders, and dialysis, as shown in figure 1 below.

Figure 1: KDIGO guidelines recommend 3 main strategies.

While KDIGO guidelines support the treatment of hyperphosphatemia with phosphate binders in patients with CKD, they do not recommend one agent over another. Examples of different types of phosphate binders are shown in figure 2 below.

Figure 2: Phosphate Binders

This means that physicians prescribe their medication of choice, usually based on clinical and patient factors. In CKD patients on dialysis, hyperphosphatemia is most commonly treated with non-calcium phosphate binders.

The Unmet Medical Need for Treatment of Hyperphosphatemia

The mechanism of action and what we believe to be the advantages and disadvantages of various phosphate binders are shown below.

Table 2: Adapted from Covic and Rastogi, 2013.

In 2005, Unruh, ML published a paper that showed poor adherence to treatment is common in patients with ESRD and has been associated with an increased risk of mortality. In addition, poor adherence to phosphate binder therapy has been associated with failure to adequately control serum phosphorus concentrations as shown in a publication by Arenas, MD and others in 2010. Results from a study of 233 patients on maintenance dialysis from three different dialysis units in the US showed that patients took a mean of 11 ± 4 medications with a median daily pill intake of 19 as shown by Chiu, YW in 2009. Phosphate binders accounted for 49 ± 19% of the total pill burden, with a median pill count of 9. Only 38% of patients in this study were adherent to their prescribed phosphate binder therapy and adherence decreased significantly with increased pill count also shown by Chiu, YW in 2009 publication.

Potential strategies to improve adherence to phosphate binders in patients with ESRD include: (i) a reduction in pill size and number, (ii) improvement of palatability, and (iii) a reduction in associated adverse effects as published in a study by Covic and Rastogi in 2013.

Therefore, we believe there is a current need for better phosphate binders that have high and rapid phosphate binding, alongside a reduced pill burden for better medication compliance.

Background on Renazorb

Renazorb (lanthanum dioxycarbonate) is a second-generation phosphate binding agent utilizing proprietary nanoparticle technology for the treatment of hyperphosphatemia in CKD patients. In September 2012 a Phase 1 single-center clinical trial was completed in the United States with Renazorb studying 32 healthy volunteers. Four sequential dose cohorts of 8 subjects each (6 active and 2 placebo) received Renazorb at 1500, 3000, 4500, or 6000 mg/day, taken orally in 3 divided doses within 15 min after meals, for five consecutive days. The primary endpoint of the study was the evaluation of safety, and the secondary endpoint was the phosphate binding capacity of Renazorb as judged by the level of phosphorus in feces and urine. We believe the study indicated that Renazorb was minimally absorbed to the systemic circulation and was well-tolerated at doses up to 6000 mg/day. Renazorb significantly reduced urine phosphate excretion and significantly increased fecal phosphate excretion at doses at and above 3000 mg/day. The mean overall change in phosphorus from baseline in both urine and feces, across all treatment groups, showed a dose-response trend that was statistically significant (p<0.0001 and p=0.0004, respectively). The mean reduction in urine phosphorus excretion was not significant at 1500 mg/day (p=0.3676), but was significant at doses of 3000 (p=0.0004), 4500 (p<0.0001), and 6000 (p=0.0001) mg/day. The mean increase in fecal phosphorus excretion was significant at doses of 1500 (p=0.0358), 3000 (p=0.0006), 4500 (p=0.0026), and 6000 (p<0.0001) mg/day. The doses resulted in no serious adverse events (SAEs) and all patients completed the study.

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

Mechanism of Action

Renazorb binds to phosphates and forms an insoluble lanthanum phosphate complex which is then excreted via the feces. This results in reduction of serum phosphate levels.

In rat studies, Renazorb exhibited comparable binding kinetics compared to lanthanum carbonate (Fosrenol). This was evident from comparable reduction in the phosphate level in urine of rats following administration of equivalent doses of lanthanum through Renazorb (i.e. LDC or lanthanum dioxycarbonate) vs lanthanum dioxycarbonate tetrahydrate (i.e, LCTH or Fosrenol) (see Fig 3).

Figure 3: Urine phosphate levels in rats following comparable lanthanum dosing through Renazorb (LDC) or Fosrenol (LCTH)

Animal studies to evaluate the potential efficacy of Renazorb versus sevelamer hydrochloride (Renagel) in rats and dogs demonstrated significant lowering of phosphate levels in both urine and serum. In animal toxicology studies no unexpected toxicity was found and systemic absorption was extremely low that is consistent with Fosrenol.

The chemical design of Renazorb allows for smaller tablet size and fewer pills versus currently available phosphate binder alternatives, specifically with a dosing regimen of only one tablet per meal. The tablet is designed to disintegrate in the stomach after swallowing and disperse the product in a short period of time at a pH ≥3.0.

Clinical Trial Experience

In September 2012 a Phase 1 single-center clinical trial was completed in the United States with Renazorb studying 32 healthy volunteers. Four sequential dose cohorts of 8 subjects each (6 actives and 2 placeboes) received Renazorb at 1500, 3000, 4500, or 6000 mg/day, taken orally in 3 divided doses within 15 min after meals, for five consecutive days. The primary endpoint of the study was the evaluation of safety, and the secondary endpoint was the phosphate binding capacity of Renazorb as judged by the level of phosphorus in feces and urine.  We believe the study indicated that Renazorb was minimally absorbed to the systemic circulation and was well-tolerated at doses up to 6000 mg/day. Renazorb significantly reduced urine phosphate excretion and significantly increased fecal phosphate excretion at doses at and above 3000 mg/day.  The mean overall change in phosphorus from baseline in both urine and feces, across all treatment groups, showed a dose-response trend that was statistically significant (p<0.0001 and p=0.0004, respectively). The mean reduction in urine phosphorus excretion was not significant at 1500 mg/day (p=0.3676), but was significant at 3000 (p=0.0004), 4500 (p<0.0001), and 6000 (p=0.0001) mg/day, as shown in the figure below.

The mean increase in fecal phosphorus excretion was significant at 1500 (p=0.0358), 3000 (p=0.0006), 4500 (p=0.0026), and 6000 (p<0.0001) mg/day. The doses resulted in no serious adverse events (SAEs) and all patients completed the study.

Potential advantages of Renazorb

Renazorb is a phosphate binder for the treatment of hyperphosphatemia in patients with CKD and is intended to be administered as a tablet that will be swallowed whole at mealtimes. CKD patients typically have co-morbidities, which often require them to be on strict pill schedules. Current phosphate binder products such as Fosrenol, Renagel/Renvela and Phoslo involve patients needing to take multiple and/or larger pills (on average, 9 pills/day), in addition to other, non-phosphate binder pills they sometimes need to take, resulting in poor adherence to the prescribed drug therapy (Figure 4 below). Lower molecular weight and no water of hydration with Renazorb as compared with Fosrenol allows Renazorb to be dosed in smaller mass. In this regard, we believe that the combined effect of smaller pill size, lower number of pills, and improved palatability with Renazorb versus currently available phosphate binders is likely to lead to improved patient compliance and more effective disease management.

Figure 4: Size comparisons of different phosphate binders

Market Potential

The worldwide market for hyperphosphatemia agents is estimated at ~$2.5 billion growing at a 5.3% CAGR (Fortune Business Insights, Hyperphosphatemia Treatment Market, 2021-2028). According to a study conducted by Syneos Health for the Company, based on the market data, the total US market makes up over $1 billion of the that total.

Based on the available data on overall efficacy, safety and compliance, we believe that Renazorb is well-positioned to become a product of choice in the multi-billion phosphate binder market.

Manufacturing

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. If and when any of our product candidates are approved, we plan to obtain manufacturing capacity through contract manufacturing organizations (CMOs) to meet projected needs for commercial sale quantities and serve patient needs.

With regards to manufacturing, testing and potential commercial supply of Renazorb, we have entered into an agreement with Shilpa Medicare Ltd based in India. According to the terms of the agreement Unicycive will pay the vendor $2 million in the first calendar year when the net revenue reaches $10 million from sales of Renazorb following its approval by the FDA and commercial supply of the product by the vendor (First Payment). Thereafter, we will pay $2 million per year for four consecutive years, after the first year’s payment, for the total payments of $10 million, provided all commercial supplies are continued to be manufactured and supplied by the vendor. Unicycive is not obligated to make any payments to the vendor until FDA approval of the product is obtained and commercial revenue is generated.

Regulatory Strategy for Renazorb

Feedback from the FDA

We received additional guidance on the regulatory pathway for Renazorb from the U.S. Food and Drug Administration (FDA) following a Type C meeting in March 2022, in which the Agency confirmed that a single clinical bioequivalence study in healthy volunteers, together with the previously agreed-upon 6-month mouse toxicology study can support the New Drug Application (NDA) filing of Renazorb through a 505(b)(2) pathway.

We reached an agreement with the Agency on the clinical study design including the dose of Renazorb and Fosrenol, sample size and the primary endpoints of the bioequivalence study. The Agency confirmed that no additional clinical studies would be required for the NDA application.

BE Study Description

Based on guidance from the FDA, we are initiating a randomized, open label, two-way crossover BE study to establish pharmacodynamic bioequivalence between Renazorb and Fosrenol. The study will enroll 32 individuals per treatment sequence for a total of 64 evaluable subjects. An adequate number of subjects will be screened and randomized in order to get 64 evaluable subjects into the study. The primary endpoint of the study is LS mean change in urinary phosphate excretion from baseline to the evaluation period. The study will consist of a screening period, 2 dosing periods, a washout period, and a follow-up period. The study design is presented in the diagram below:

We believe that our continued collaborative interactions with the FDA will serve us well to be able to file our NDA. Activities in support of each of the requirements recommended by FDA are underway. We intend to hold additional discussions with FDA during the second half of 2022 to confirm their concurrence with our dataset and NDA submission strategy with the goal to file NDA by the end of 2022 or early 2023.

UNI 494

Disease overview: acute kidney injury (AKI)

Acute kidney injury (AKI) — a loose collection of syndromes characterized by a sudden decrease in estimated glomerular filtration rate (eGFR) — is estimated to affect 2–3 people per 1,000 individuals in the United States as shown in a study published in The Journal of the American Medical Association (JAMA) by Kellum, JA in 2012. AKI is a serious condition characterized by a sudden decline in kidney function that can lead to kidney failure. AKI, and CKD can form a continuum (see figure below) whereby initial kidney injury can lead to persistent renal injury, eventually leading to CKD as shown in a 2017 study published by Chawla, LS in Nature Reviews Nephrology.

AKI is defined as an abrupt decrease in kidney function occurring over 7 days or less, whereas CKD is defined by the persistence of kidney disease for a period of >90 days. AKD describes acute or subacute damage and/or loss of kidney function for a duration of between 7 and 90 days after exposure to an AKI initiating event (Figure 6).

Figure 6: Adapted from Nature Review-Nephrology; Chawla LS et al. 2017

In the United States, approximately 1% of patients admitted to hospitals have AKI at the time of admission. The estimated incidence rate of AKI during hospitalization is 2-5%. AKI develops within 30 days postoperatively in approximately 1% of general surgery cases as shown in a paper by Kheterpal S in Journal Anesthesiology and arises in up to 67% of intensive care unit (ICU) patients as published in a paper by Goldberg R, 2008 in Advances in Chronic Kidney Disease. In recipients of solitary kidney transplants, 21% developed AKI within the first 6 months after transplantation as shown in a paper published by Panek R in 2016 in Clinical Transplantation.

In a prospective national cohort study that used an electronic AKI alert, the incidence of AKI was 577 per 100,000 population. Community-acquired AKI accounted for 49.3% of all incidence episodes, and 42% occurred in the context of pre-existing chronic kidney disease. The 90-day mortality rate was 25.6%, and 23.7% of episodes progressed to a higher AKI stage as published by Holmes J et al. in Clinical Journal of American Society of Nephrology in 2016.

The KDIGO criteria for AKI are shown below in Table 3. According to a study by Susantitaphong et al in 2013, using the KDIGO definition, an estimated 1 in 5 adults and 1 in 3 children worldwide experience AKI during a hospital episode of care.

Table 3: KDIGO criteria for AKI

The incidence of AKI varies among different patient populations and is shown below in Table 4. A 2018 study by Pavkov reported that the total number of hospitalizations with AKI increased from 953,926 in 2000 to 1,823,054 in 2006 and to 3,959,560 in 2014. Among persons with diabetes, AKI hospitalizations increased by 139%, from 23.1 to 55.3 per 1,000 persons and by 230% among persons without diabetes, from 3.5 to 11.7 per 1,000 persons (both p<0.001).

Hospital-acquired AKI is linked to 3 main areas: sepsis, procedures, and drug toxicity as shown below in Table 4.

Table 4: Adapted from Hoste et al. 2018

Current treatment of acute kidney injury

Treatment options for AKI include continuous renal replacement therapy, renal transplant, and dialysis. In a majority of cases the damage to the kidney is irreversible, and the patient needs to have a renal transplant or be on dialysis for life. There are no approved medicines to treat AKI; there is therefore a high unmet medical need. If approved, UNI 494 (a patented pro-drug of nicorandil) has the potential to be a first-in-class drug for the treatment of AKI.

Background on nicorandil

Nicorandil, marketed in such products as Ikorel and Dancor, is indicated for the treatment of chronic stable angina pectoris. It is not currently approved in the United States but has been approved for use in Australia, the United Kingdom and most of Europe, and in India, Japan, South Korea, and Taiwan. Nicorandil is a dual-action potassium channel opener that relaxes vascular smooth muscle through membrane hyperpolarization via increased transmembrane potassium conductance and increased intracellular concentration of cyclic guanosine monophosphate (GMP). It is shown to dilate normal and stenotic coronary arteries and reduces both ventricular preload and afterload.

Nicorandil in acute kidney injury

The kidney has one of the highest mitochondrial densities in the body. Both acute and chronic kidney disease is associated with mitochondrial loss and impaired replacement, which subsequently results in increased oxidative damage and cellular injury. The diagram below in Figure 7 (Che R, 2014) shows how mitochondrial dysfunction can lead to kidney disease.

Figure 7: Che R, 2014: Mitochondria Dysfunction

Since mitochondrial dysfunction is an important factor in the pathogenesis of AKI, the mitochondria have emerged as a therapeutic target for treatment as published in a study by Ishimoto Y in 2016 in Journal Nephrology Dialysis Transplantation. In preclinical studies, nicorandil has been shown to improve mitochondrial function by blocking the opening of mitochondrial permeability transition pores (MPTP) and by stabilizing mitochondria against oxidative stress as published by Afzal, M in 2016 in Journal of Cardiovascular Pharmacology.

Figure 8 below shows the potential mechanisms of how nicorandil can improve mitochondrial function in renal disease.

Nicorandil has been reported to have a potential protective effect in the kidneys in nonclinical (Shiraishi 2014, Tamura 2012, Tanabe 2012) and human studies (Zhan 2018, Ma 2018). Further, no significant differences in pharmacokinetic parameters of nicorandil have been observed in patients with normal renal function as compared to those with impaired renal function (Molinaro 1992).

In animal studies, nicorandil has demonstrated efficacy in multiple standard models of kidney disease (see Table 5). Notably, these effects occur in a blood pressure-independent manner, indicating that these beneficial effects are not simply a result of decreasing pressure-mediated kidney damage, but a direct beneficial effect on the kidney:

Table 5: Efficacy of nicorandil in standard models of kidney disease

Limitations of Nicorandil

Despite these promising results, development of nicorandil for use in acute kidney injury has not been successfully pursued to date. Nicorandil possesses at least two features that may limit its use in this clinical setting. First, nicorandil has a short half-life in humans of approximately 1 hour, which results in the need to dose nicorandil multiple times per day to achieve sustained blood levels.

Second, nicorandil is well tolerated by most patients, with less than 10% of patients reporting side-effects after 30 days of treatment, and roughly 70% remaining on nicorandil at one year. Similar to nitrates, headache is the most common side effect to nicorandil, occurring in roughly one third of patients. Other relatively common side effects are: dizziness, flushing, malaise and gastro-intestinal upset. However, nicorandil has been associated with rare but serious ulcerations in the gastrointestinal tract. The chance of this rare but potentially severe side effect increases with higher doses and long term use of this drug, and heals after drug withdrawal. A recent population-based study of this drug’s association with GI ulceration or perforation has been reported. This study, based on more than 600,000 randomly selected patients, found a 43% increase in the risk of GI ulceration and a 60% increase in the risk of GI perforation. This effect appears dose-dependent and limits the maximum labeled dose of nicorandil in Europe.

UNI 494: a Pro-drug of Nicorandil

UNI 494 is a patented pro-drug that was designed to be absorbed into the systemic circulation, and once absorbed, to release nicorandil into the bloodstream. By avoiding direct exposure to the gastrointestinal tract of nicorandil, it is believed that UNI 494 may be able to minimize or avoid the gastrointestinal side effects of nicorandil. Also, based on the rate of conversion of UNI 494 to nicorandil in the systemic circulation, UNI 494 may offer greater and/or more prolonged exposure to nicorandil for the treatment of patients with acute kidney injury. Our technology for UNI 494 is licensed from Sphaera Pharmaceutical Private Limited, a Singapore-based company (“Sphaera”), with offices in India and the US. We have the global, exclusive license to UNI 494. Sphaera conceived of and performed initial characterization of various potential pro-drug linkers, including the initial patent application, and performed some initial physiochemical characterization and preliminary animal pharmacokinetic studies.

In October 2020, we completed preclinical studies in rats and dogs demonstrating systemic exposure to nicorandil following oral dosing of UNI 494. In dogs, oral dosing of UNI 494 produced up to 4 times greater systemic exposure to nicorandil compared with literature data on equimolar doses of nicorandil itself.

We have selected rat and dog as the most suitable species for the GLP toxicology program for UNI 494, which we plan to commence in 2022.

Sphaera License Agreement

On October 1, 2017, we entered into an exclusive license agreement (the “Sphaera License Agreement”) with Sphaera Pharma Pte. Ltd., a Singaporean pharmaceutical corporation (“Sphaera”). Pursuant to the Sphaera License Agreement, we acquired an exclusive royalty-bearing worldwide license to develop, make, have made, use, practice, research, distribute, lease, sell, offer for sale, license, import or otherwise dispose of certain rights owned or controlled by Sphaera and/or any of its affiliates, related to UNI 494 (the “UNI 494 Rights”). We also acquired a non-exclusive license to certain know-how and technology related to the UNI 494 Rights. Sphaera conceived of and performed initial characterization of various potential pro-drug linkers, including the initial patent application, and performed some initial physicochemical characterization and preliminary animal pharmacokinetic studies.

Under the terms of the Sphaera License Agreement, we are obligated to pay to Sphaera, on a quarterly basis, a running royalty of 2% of our net sales (including our affiliates) in connection with the sales of UNI 494; provided, however, that if we are required to make royalty payments to one or more third parties whose patent rights would be infringed by the exercise of the UNI 494 Rights, we may reduce such running royalty due to Sphaera by the amount of such third-party royalty rate.

We are also required to pay to Sphaera certain milestone payments, including, upon our initiation of a second clinical trial; $50,000 at the time the first patient in such trial is dosed; an additional $50,000 within 30 days of completion of such trial; and at the time the FDA accepts a New Drug Application for UNI494, $1.65 million. In addition, we are responsible for the prosecution of patent rights, and any related costs and expenses for patent prosecution and maintenance.

We also have the right, but not the obligation, to defend the UNI 494 rights during the term of the Sphaera License Agreement; provided, however, that if we determine not to prosecute or maintain such rights in any country, we must provide ninety (90) days written notice to Sphaera. We may terminate the Sphaera License Agreement at any time by providing thirty (30) days’ written notice to Sphaera. Additionally, in the event that either we or Sphaera breach any of our respective material obligations, the non-breaching party may, in its sole discretion, have the right to terminate the Sphaera License Agreement, provided that it give the breaching party written notice specifying the nature of the breach and amounts of running royalty payments due, if any. In such an occurrence, the termination notice is effective ninety (90) days from receipt of the notice if the breaching party has failed to cure the breach.

Clinical trials for UNI 494 in AKI

UNI 494 is currently in preclinical development. We plan to conduct repeat-dose animal toxicology studies and other IND-enabling preclinical studies in 2022 prior to initiating clinical development of UNI 494 in AKI.

It is challenging to conduct clinical trials in AKI trials due to the multiple etiologies of AKI. We believe that UNI 494 should be evaluated in clinical trials focusing on a few select etiologies in which UNI 494 has a very strong mechanistic rationale based on nicorandil clinical experience in terms of protection of kidney function and secondary benefits.

Based on our understanding of mechanism of action of the drug, we are in discussions with key opinion leaders (KOLs) to identify t the AKI subsets where UNI 494 can be most active and subsets of AKI patients who are most likely to benefit from UNI-494. We are planning to conduct preclinical studies in animal models to further explore the efficacy and development path in the AKI indication. We have also identified patient populations where we would not likely evaluate UNI 494 in clinical trials, including patients with prior history of gastrointestinal ulcerations. This will become exclusion criteria in future clinical trials for UNI 494.

Regulatory Strategy for UNI 494

Nicorandil is already approved in Europe and Asia for the treatment of heart disease. We believe there is a possibility these historical Nicorandil data, along with preclinical and clinical data with UNI 494 itself, can be utilized for streamlined US FDA review of UNI 494. While pre-clinical requirements to start a clinical program for an IND would be similar for UNI-494 as for NCE (New Chemical Entity). We believe that the vast clinical data set from Nicorandil will potentially help us to expedite the clinical development program with the FDA.

Market Potential

According to a 2017 article by Silver and Chertow, the current cost of care for AKI in the U.S. is estimated to be between $5.4 to $24 billion per year. In England, inpatient costs related to AKI are estimated to make up 1% of the total National Health Service budget. With no effective treatment for AKI, it is not possible to definitively state a market figure. However, with the high cost and burden of AKI, we believe a conservative market estimate is approximately $3 billion in the US alone. The lack of effective therapeutic interventions for AKI means that UNI 494 has the potential to be the first drug approved for the treatment of AKI. AKI is a heterogeneous disease. We plan to target a more homogeneous AKI population for UNI 494 by focusing on kidney injury caused by complications from heart failure, surgeries, drugs, and contrast induced nephropathy.

Competition

We operate in a highly competitive and regulated industry that is subject to rapid and frequent changes. We face significant competition from organizations that are pursuing products that would compete with the product candidates we are developing and the same or similar products that target the same conditions we intend to treat. Due to our limited resources, we may not be able to compete successfully against these organizations, which include many large, well-financed and experienced pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, as well as novel discoveries, product development technologies, and know-how.

Our commercial success also depends in part on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and applications related to our technology, inventions, and improvements that are important to the development and implementation of our business.

We also rely on trademarks, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to develop and maintain our proprietary position. The confidentiality agreements are designed to protect our proprietary information and the invention assignment agreements are designed to grant us ownership of technologies that are developed for us by our employees, consultants, or other third parties. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of using and manufacturing the same.

Renazorb Patent Portfolio

Our Renazorb patent portfolio includes one family of granted United States patents, with related applications pending, and an additional family of granted foreign patents, with related applications also pending. Granted and pending claims offer various forms of protection for Renazorb including claims to compositions of matter, pharmaceutical compositions, specific forms (such as polymorphs of lanthanum dioxycarbonate), methods of making the composition of matter, and methods for treating elevated levels of phosphate in the blood using Renazorb. These United States patents and applications, and their foreign equivalents, are described in more detail below.

Both the U.S. patent family and the foreign patent family containing claims to Renazorb and related compounds were filed in 2011.  Exclusive of patent term extension, the U.S. patents from this family containing claims covering Renazorb has a statutory expiration date in 2031. Corresponding patents granted in Canada, Europe (validated in multiple European Patent Convention member states), Japan, China, Australia, and other countries have statutory expiration dates in 2031.

In some cases, granted United States patents claiming Renazorb have a longer statutory term than the corresponding foreign patents. This results from the USPTO’s practice of granting patent term adjustments for prosecution delays originating at the USPTO. Such adjustments are generally not available under foreign patent laws. If Renazorb is approved for marketing in the United States, under the Hatch-Waxman Act we may be eligible for up to five years patent term extension for a granted United States patent containing claims covering Renazorb. Similar term extensions may be available in Europe, Japan, Australia, and certain other foreign jurisdictions. The amount of any such term extension, and the identity of the patent to which it would apply, are dependent upon several factors including the duration of the development program and the date of marketing approval.

The most relevant granted United States patents with claims covering Renazob are listed below, along with their projected expiration dates exclusive of any patent term extension.

Patent Number	Title	Projected Expiration
8,961,917	Lanthanum carbonate hydroxide, lanthanum oxycarbonate and methods of their manufacture and use	May 12, 2031
10,350,240	Lanthanum carbonate hydroxide, lanthanum oxycarbonate and methods of their manufacture and use	May 12, 2031

UNI 494

We believe that we have a strong global intellectual property position, substantial know-how and trade secrets relating to UNI 494. As of October 28, 2020, we have one granted U.S. patent that is exclusively licensed to us from Sphaera Pharma Pte Ltd. In addition, we have one application that we own. The granted U.S. patent is directed to methods of making UNI 494, and it is expected to expire in 2032. The PCT application is directed to methods of using UNI 494, and to other compositions of matter and their uses. Should U.S. and other global patents issue from this PCT application, they are expected to expire in 2040.

Government Regulations

Government authorities in the United States at the federal, state and local level, including the FDA, the FTC and the DEA, extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing and export and import of products such as those we plan to develop and market. For both the products under development and to be marketed, failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approval and possible civil and criminal sanctions. Regulations, enforcement positions, statutes and legal interpretations applicable to the pharmaceutical industry are constantly evolving and are not always clear. Significant changes in regulations, enforcement positions, statutes and legal interpretations could have a material adverse effect on our financial condition and results of our operations.

Additionally, future healthcare legislation or other legislative proposals at the federal and state levels could bring about major changes in the affected health care systems, including statutory restrictions on the means that can be employed by brand and generic pharmaceutical companies to settle Paragraph IV patent litigations. We cannot predict the outcome of such initiatives, but such initiatives, if passed, could result in significant costs to us in terms of costs of compliance and penalties associated with failure to comply.

Pharmaceutical Regulation in the United States

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, Warning Letters, product recalls, product seizures, total or partial suspension of production or distribution of product(s), injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug or a generic version of a previously approved drug, can be marketed in the United States.

The process required by the FDA before a new drug may be marketed in the United States generally involves:

●	Completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s current GLP regulations;

●	Submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin in the United States;

●	Approval by an IRB at each clinical site before each trial may be initiated;

●	Performance of adequate and well-controlled human clinical trials in accordance with the FDA to establish the safety and efficacy of the proposed drug product for each intended use;

●	Satisfactory completion of a pre-approval inspection by FDA of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s cGMP regulations and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	Submission to the FDA of an NDA;

●	Satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

●	FDA review and approval of the NDA.

Preclinical Studies

When developing a branded product and bringing it to market, the first step in proceeding to clinical studies is preclinical testing. Preclinical tests are intended to provide a laboratory or animal study evaluation of the product to determine its chemistry, formulation and stability. Toxicology studies are also performed to assess the potential safety of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs. The results of these studies are submitted to the FDA as part of an IND application along with other information, including product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue concurrently with the IND application.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it is initiated at that institution. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may be distinct, or overlap or be combined:

●	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition, and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

●	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance.

●	Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2, and Phase 3 trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if it is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include, among other things, the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. Under federal law, the submission of most NDAs is subject to a substantial application user fee, and the manufacturer or sponsor of an approved NDA is also subject to annual program fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit its substantive review. The FDA may request additional information rather than accept an NDA for filing. In some events, the NDA may be required to be resubmitted with the additional information and it may be subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act, as amended, the FDA has agreed to certain performance goals for itself for the review of NDAs through a two-tiered classification system, Standard Review and Priority Review. Priority Review designation is given to drugs that are intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness over existing therapies. The FDA endeavors to review most applications subject to Standard Review within ten to twelve months whereas its goal is to complete most Priority Review applications within six to eight months, depending on whether the drug is a new molecular entity.

The FDA may refer applications for certain drug products which present difficult questions related to its safety or efficacy to an advisory committee for review, evaluation and recommendation, and to seek advice as to whether the application should be approved and under what conditions. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the NDA unless it determines that the manufacturing process and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications, and the NDA contains data that provide substantial evidence that the drug is safe and effective for the labeled indication.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter to indicate that the review cycle for an application is complete and that the application is not ready for approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval. If, or when, the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. If the FDA determines a REMS is necessary during review of the application, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other elements to assure safe use, such as special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. In addition, the REMS must include a timetable to periodically assess the strategy. The requirement for a REMS can materially affect the potential market and profitability of a drug.

Sometimes, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or certain problems are identified following initial marketing. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms.

Further changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the similar procedures in reviewing NDA supplements as it does in reviewing the original NDAs.

Disclosure of Clinical Trial Information

Sponsors of certain clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information on www.clinicaltrials.gov. Information related to the product, subject population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss certain results of their clinical trials after its completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting, and advertising, marketing and promotion, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in a manner consistent with the provisions of the approved labeling. While physicians may choose to prescribe a drug for off-label uses, manufacturers may only promote it for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. There also are extensive DEA regulations applicable to controlled substances.

Adverse event reporting and submission of periodic reports is also required following FDA approval of an NDA. Additionally, the FDA may require post-marketing testing, known as Phase 4 testing, REMS, and/or surveillance to monitor the effects of an approved product. Alternatively, the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to comply with cGMPs after its approval. Drug manufacturers and certain of their subcontractors are required to register their establishments and list their marketed products with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks. In addition, regulatory authorities may take other enforcement action, including, among other things, Warning Letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, refusal to approve pending applications or supplements to approved applications, civil penalties and criminal prosecution.

The Hatch-Waxman Amendments

505(b)(2) NDAs

The FDA is also authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference from the data owner. The applicant may rely upon the FDA’s findings of safety and efficacy for an approved product that acts as the “listed drug.” The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the listed drug. The FDA may then approve the new product candidate for all, or some, of the conditions of use for which the branded reference drug has been approved, or for a new condition of use sought by the 505(b)(2) applicant.

Abbreviated New Drug Applications

The Hatch-Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of listed drugs. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the API, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include clinical data to demonstrate safety and effectiveness. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which the API is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the reference listed drug. For some drugs, other means of demonstrating bioequivalence may be required by the FDA, especially where rate or extent of absorption are difficult or impossible to measure. The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the reference listed drug. A product is not eligible for ANDA approval if the FDA determines that it is not bioequivalent to the reference listed drug, if it is intended for a different use, or if it is not subject to, and requires, an approved Suitability Petition.

Orange Book Listing

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA (i) that there is no patent listed with the FDA as covering the relevant branded product, (ii) that any patent listed as covering the branded product has expired, (iii) that the patent listed as covering the branded product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent or (iv) that any patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted. A notice of the Paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

If the reference NDA holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the Paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the Paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired as described in further detail below.

Non-Patent Exclusivity

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug.

For example, for listed drugs that were considered new chemical entities at the time of approval, an ANDA or 505(b)(2) application referencing that drug may not be filed with the FDA until the expiration of five years after approval of that drug, unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. In addition, drugs approved for diseases for which the patient population is sufficiently small, or orphan indications, are entitled to a seven-year data exclusivity period.

Pricing and Reimbursement

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of our products. Government authorities and third-party payors increasingly are challenging the price of medical products and services. On the government side, there is a heightened focus, at both the federal and state levels, on decreasing costs and reimbursement rates for Medicaid, Medicare and other government insurance programs. This has led to an increase in federal and state legislative initiatives related to drug prices, which could significantly influence the purchase of pharmaceutical products, resulting in lower prices and changes in product demand. If enacted, these changes could lead to reduced payments to pharmaceutical manufacturers. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If our current products or future product candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

In addition, third-party payors have been imposing additional requirements and restrictions on coverage and limiting reimbursement levels for pharmaceutical products. Third-party payors may require manufacturers to provide them with predetermined discounts from list prices and limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not include all of the FDA-approved pharmaceutical products for particular indications. Third-party payors may challenge the price and examine the medical necessity and cost-effectiveness of pharmaceutical products in addition to their safety and efficacy. Manufacturers may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of pharmaceutical products in addition to the costs required to obtain the FDA approvals. Adequate third-party reimbursement may not be available to enable manufacturers to maintain price levels sufficient to realize an appropriate return on their investment in drug development.

Healthcare Reform

In the United States, there have been a number of federal and state proposals during the last several years regarding the pricing of pharmaceutical products, government control and other changes to the healthcare system of the United States. It is uncertain what other legislative proposals may be adopted or what actions federal, state, or private payors may take in response to any healthcare reform proposals or legislation. We cannot predict the effect such reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

By way of example, in March 2010, the Affordable Care Act (the “ACA”), was signed into law, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. The law includes measures that (i) significantly increase Medicaid rebates through both the expansion of the program and significant increases in rebates, (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts, (iii) extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees, (iv) assess a rebate on Medicaid Part D spending in the coverage gap for branded and authorized generic prescription drugs, and (v) levy a significant excise tax on the industry to fund the healthcare reform.

In addition to the changes brought about by the ACA, other legislative changes have been proposed and adopted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Any proposed measures will require authorization through additional legislation to become effective. There can be no assurance that Congress or the Biden Administration intend to provide for such authorizations.

The Biden administration has also undertaken other actions – and may continue to do so – signaling a change in policy from the prior Trump administration. Such activities include Executive Order 13992, revoking several Trump administration orders that had certain deregulatory effects, and a letter to the United Nations retracting the United States’ intent to withdraw from the World Health Organization. Other actions by the Biden administration and/or legislation passed by the new Congress could further impact the pharmaceutical and broader healthcare industries in ways that are difficult to predict but that could also materially impact our operations. We cannot predict what other healthcare reforms will ultimately be implemented at the federal or state level or the effect of any future legislation, executive action or regulation and, accordingly, face uncertainties that might result from additional reforms.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Healthcare Regulations

Pharmaceutical companies are subject to various federal and state laws that are intended to combat health care fraud and abuse and that govern certain of our business practices, especially our interactions with third-party payors, healthcare providers, patients, customers and potential customers through sales and marketing or research and development activities. These include anti-kickback laws, false claims laws, sunshine laws, privacy laws and FDA regulation of advertising and promotion of pharmaceutical products.

Anti-kickback laws, including the federal Anti-Kickback Statute, make it a criminal offense knowingly and willfully to offer, pay, solicit, or receive any remuneration to induce or reward referral of an individual for, or the purchase, order or recommendation of, any good or service reimbursable by, a federal health care program (including our products). The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The penalties for violating the federal Anti-Kickback Statute include administrative civil money penalties, imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid.

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit knowingly presenting, or causing to be presented, claims for payment to the federal government (including Medicare and Medicaid) that are false or fraudulent (and, under the Federal False Claims Act, a claim is deemed false or fraudulent if it is made pursuant to an illegal kickback). Manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in significant monetary penalties, including fines ranging from $11,181 to $22,363 for each false claim, and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other improper sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The Federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil money penalties of up to $15,270 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.

Federal criminal statutes prohibit, among other actions, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Analogous state and foreign laws and regulations, including state anti-kickback and false claims laws, may apply to products and services reimbursed by non-governmental third-party payors, including commercial payors. Additionally, there are state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or that otherwise restrict payments that may be made to healthcare providers as well as state and foreign laws that require drug manufacturers to report marketing expenditures or pricing information.

Sunshine laws, including the Federal Open Payments law enacted as part of the ACA, require pharmaceutical manufacturers to disclose payments and other transfers of value to physicians and certain other health care providers or professionals, and in the case of some state sunshine laws, restrict or prohibit certain such payments. Pharmaceutical manufacturers are required to submit reports to the government by the 90th day of each calendar year. Failure to submit the required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations. Certain states and foreign governments require the tracking and reporting of gifts, compensation and other remuneration to physicians.

Privacy laws, such as the privacy regulations implemented under HIPAA, restrict covered entities from using or disclosing protected health information. Covered entities commonly include physicians, hospitals and health insurers from which we may seek to acquire data to aid in our research, development, sales and marketing activities. Although pharmaceutical manufacturers are not covered entities under HIPAA, our ability to acquire or use protected health information from covered entities may be affected by privacy laws. Specifically, HIPAA, as amended by HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

The FDA regulates the sale and marketing of prescription drug products and, among other things, prohibits pharmaceutical manufacturers from making false or misleading statements and from promoting products for unapproved uses. There has been an increase in government enforcement efforts at both the federal and state level. Numerous cases have been brought against pharmaceutical manufacturers under the Federal False Claims Act, alleging, among other things, that certain sales or marketing-related practices violate the Anti-Kickback Statute or the FDA’s regulations, and many of these cases have resulted in settlement agreements under which the companies were required to change certain practices, pay substantial fines and operate under the supervision of a federally appointed monitor for a period of years. Due to the breadth of these laws and their implementing regulations and the absence of guidance in some cases, it is possible that our practices might be challenged by government authorities. Violations of fraud and abuse laws may be punishable by civil and criminal sanctions including fines, civil monetary penalties, as well as the possibility of exclusion of our products from payment by federal health care programs.

Government Price Reporting

Government regulations regarding reporting and payment obligations are complex, and we are continually evaluating the methods we use to calculate and report the amounts owed with respect to Medicaid and other government pricing programs. Our calculations are subject to review and challenge by various government agencies and authorities, and it is possible that any such review could result either in material changes to the method used for calculating the amounts owed to such agency or the amounts themselves. Because the process for making these calculations, and our judgments supporting these calculations, involve subjective decisions, these calculations are subject to audit. In the event that a government authority challenges or finds ambiguity with regard to our report of payments, such authority may impose civil and criminal sanctions, which could have a material adverse effect on our business. From time to time we conduct routine reviews of our government pricing calculations. These reviews may have an impact on government price reporting and rebate calculations used to comply with various government regulations regarding reporting and payment obligations.

Many governments and third-party payors reimburse the purchase of certain prescription drugs based on a drug’s AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments by state and federal government agencies for prescription drugs. We and numerous other pharmaceutical companies have been named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP.

Drug Pedigree Laws

State and federal governments have proposed or passed various drug pedigree laws which can require the tracking of all transactions involving prescription drugs from the manufacturer to the pharmacy (or other dispensing) level. Companies are required to maintain records documenting the chain of custody of prescription drug products beginning with the purchase of such products from the manufacturer. Compliance with these pedigree laws requires implementation of extensive tracking systems as well as heightened documentation and coordination with customers and manufacturers. While we fully intend to comply with these laws, there is uncertainty about future changes in legislation and government enforcement of these laws. Failure to comply could result in fines or penalties, as well as loss of business that could have a material adverse effect on our financial results.

Federal Regulation of Patent Litigation Settlements and Authorized Generic Arrangements

As part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, companies are required to file with the U.S. Federal Trade Commission (“FTC”) and the U.S. Department of Justice (the “DOJ”) certain types of agreements entered into between brand and generic pharmaceutical companies related to the settlement of patent litigation or manufacture, marketing and sale of generic versions of branded drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.

Other

The U.S. federal government, various states and localities have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic drugs for branded drugs. Our operations are also subject to regulation, licensing requirements and inspection by the states and localities in which our operations are located or in which we conduct business.

Certain of our activities are also subject to FTC enforcement actions. The FTC also enforces a variety of antitrust and consumer protection laws designed to ensure that the nation’s markets function competitively, are vigorous, efficient and free of undue restrictions. Federal, state, local and foreign laws of general applicability, such as laws regulating working conditions, also govern us.

In addition, we are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances, the discharge of pollutants into the air and water and the cleanup of contamination. We are required to maintain and comply with environmental permits and controls for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could incur significant costs or liabilities as a result of any failure to comply with environmental laws, including fines, penalties, third-party claims and the costs of undertaking a clean-up at a current or former site or at a site to which our wastes were transported. In addition, we have grown in part by acquisition, and our diligence may not have identified environmental impacts from historical operations at sites we have acquired in the past or may acquire in the future.

Employees

As of March 31, 2022, we had 9 full-time employees and no part-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate History

We were incorporated as a Delaware corporation on August 18, 2016. Our principal executive offices are located at 4300 El Camino Real, Suite 210, Los Altos, CA 94022 and our telephone number is (650) 351-4495.

Available Information

Our website address is http://www.unicycive.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Financial Position and Need for Capital

We have generated no revenue to date and our future profitability is uncertain.

We were incorporated in August 2016 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net loss for the years ended December 31, 2020 and 2021 was $2.3 million and $10.0 million, and our accumulated deficit as of December 31, 2021 was $15.9 million. There can be no assurance that the product candidates currently under development or that may be under development by us in the future will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our product candidates. As of December 31, 2020 and 2021, we had cash of less than $1,000 and $16.6 million, respectively. We expect our existing cash as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Form 10-K. We believe that we will need to raise substantial additional capital in the future to fund our continuing operations and the development and commercialization of our current product candidates and future product candidates. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, businesses or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. We may not be able to raise sufficient funds to commercialize our current and future product candidates we intend to develop.

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

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or through the issuance of shares under management or other types of contracts, or upon the exercise or conversion of outstanding derivative securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of common stock in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends and may require us to grant security interests in our assets. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, product or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may need to curtail or cease our operations.

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

As of December 31, 2021, we had 8 full-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We are highly dependent upon our personnel, including Dr. Shalabh Gupta, our Chief Executive Officer and members of our board of directors. The loss of Dr. Gupta’s services could impede the achievement of our research, development and commercialization objectives. We have not obtained, do not own, nor are we the beneficiary of, key-person life insurance. Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of any member of our senior management team or the inability to hire or retain experienced management personnel could compromise our ability to execute our business plan and harm our operating results. Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business.

Our Chief Executive Officer, Dr. Shalabh Gupta, is also the Chief Executive Officer of Globavir Biosciences, Inc. (“Globavir”) and may allocate his time to such other business thereby causing conflicts of interest in his determination as to how much time to devote to our affairs. Furthermore, certain members of our Board of Directors are members of the board of directors of Globavir and may allocate their time to, among other ventures, the business of Globavir which may cause conflicts of interest with respect to their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to implement our plan of operation.

Our Chief Executive Officer, Dr. Shalabh Gupta, is also the Chief Executive Officer of Globavir and may not commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our business and the other business. Similarly, certain members of our Board of Directors are members of the board of directors of Globavir and may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our business and the other business. Furthermore, neither our Chief Executive Officer, our executive team, nor our directors are obligated to contribute any specific number of his hours per week to our affairs. If other business affairs require our Chief Executive Officer and/or directors to devote more amounts of time to other affairs, including the business of Globavir, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to implement our plan of operation.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K are:

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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 41% of our outstanding shares of common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the years ended December 31, 2020 and 2021, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. While we are taking steps to remediate the material weaknesses in our internal control over financial reporting, we may not be successful in remediating such weaknesses which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weaknesses but identify new material weaknesses in our internal control over financial reporting investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal address is 4300 El Camino Real, Suite 210, Los Altos, CA 94022. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On July 13, 2021, our common stock began trading on The Nasdaq Capital Market under the symbol “UNCY.” Prior to that time, there was no public market for our common stock.

Use of Proceeds from Initial Public Offering

On July 15, 2021, we closed the initial public offering (“IPO”) of our common stock pursuant to which we issued and sold 5,000,000 units at an initial public offering price of $5.00 per Unit. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256367), which was declared effective by the SEC on July 12, 2021. We received net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and offering expenses borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock, or (iii) our affiliates. There has been no material change in the planned use of proceeds from our initial as described in our final prospectus filed with the SEC on July 14, 2021 pursuant to Rule 424(b)(4). Roth Capital Partners acted as sole book-running manager for the offering. The offering commenced on July 13, 2021 and did not terminate before all securities registered in the registration statement were sold.

Stockholders

As of March 4, 2022, there were 977 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with and our accompanying financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a biotechnology company dedicated to developing treatments for certain medical conditions. Currently, two of our programs are focused on kidney disease that we believe have the potential to offer medical benefit. As we grow the Company and build our team, we intend to focus on identifying medical conditions within and outside of kidney disease. Our current development programs are focused on the development of two novel therapies: Renazorb, for treatment of hyperphosphatemia in patients with chronic kidney disease, and UNI 494, for treatment of acute kidney injury (AKI).

Chronic kidney disease (CKD) is the gradual loss of kidney function that can get worse over time leading to lasting damage. Our initial focus is developing drugs and getting them approved in the US, and then to partner with global biopharmaceutical companies in the rest of the world. According to estimates by The Centers for Disease Control and Prevention (CDC) in 2019, 37 million (approximately 15%) adults in the United States have CKD and, of these, approximately 2 million patients with CKD stage 3-5, and around 400 thousand patients with end-stage renal disease (ESRD) have hyperphosphatemia. In the European Union (EU), around 20 million (approximately 8%) adults have CKD, more than 1 million CKD stage 3-5 patients, and approximately 180 thousand patients with ESRD have hyperphosphatemia. The number of patients with ESRD in the US is increasing steadily and is projected to reach between 971,000 and 1,259,000 in 2030.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $2.3 million and $10.0 million for the years ended December 31, 2020 and 2021. As of December 31, 2021, we had an accumulated deficit of $15.9 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company.

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

We plan to continue to use third-party service providers, including contract manufacturing organizations, to carry out our pre-clinical and clinical development and to manufacture and supply the materials to be used during the development and commercialization of our product candidates.

Recent Developments

Between January 1, 2021 and May 19, 2021, we issued a series of convertible promissory notes in the aggregate principal amount of $1.1 million. These notes bear interest at a rate of 12% per annum and mature on the one year anniversary of their respective dates of issuance. These notes automatically converted into common stock upon consummation of our IPO at 70% of the public offering price per unit.

As a result of its IPO, on July 13, 2021 the Company began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 received approximately $22.3 million in net proceeds after deducting the underwriting discounts, commissions, and offering expenses.

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

The COVID-19 Pandemic and its Impacts on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This pandemic could result in difficulty securing clinical trial site locations, CROs, and/or trial monitors and other critical vendors and consultants supporting our trial. These situations, or others associated with COVID-19, could cause delays in our clinical trial plans and could increase expected costs, all of which could have a material adverse effect on our business and financial condition. At the current time, we are unable to quantify the potential effects of this pandemic on our future financial statements.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2021 (in thousands)

	Years Ended December 31,
	2020	2021	Change	% Change

Operating expenses:
Research and development	$1,015	$6,080	$5,065	499%
General and administrative	1,005	2,897	1,892	188%
Total operating expenses	2,020	8,977	6,957	344%
Loss from operations	(2,020)	(8,977)	(6,957)	344%
Other income (expenses):
Interest expense	(244)	(628)	(384)	157%
Loss on debt conversion	-	(431)	(431)	100%
Gain on extinguishment of debt	-	19	19	100%
Total other income (expenses)	(244)	(1,040)	(796)	326%

Net loss	$(2,264)	$(10,017)	$(7,753)	342%

Research and Development Expenses

Research and development expenses increased by approximately $5.1 million, or 499%, from $1.0 million for the year ended December 31, 2020 to $6.1 million for the year ended December 31, 2021. The increase in research and development expenses was primarily due to a $2.1 million increase in non-cash expense from the issuance of common stock pursuant to the anti-dilution clause in the purchase of in process research and development technology from Spectrum Pharmaceuticals, Inc. Non-cash stock compensation costs increased $547,000. In addition, development costs increased $1.4 million due to product formulation and preclinical study services in the current period. New employee hires increased labor costs $868,000, and consulting and other costs increased $178,000 from the prior period.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.9 million, or 188%, from $1.0 million for the year ended December 31, 2020 to $2.9 million for the year ended December 31, 2021 primarily due to an increase of $729,000 in insurance expense for directors and officers. Labor costs increased $410,000 due to hiring of new employees. Consulting and professional services costs increased $401,000. Stock compensation increased $187,000, and rent, travel, supplies and other costs increased $165,000.

Other Income (Expenses)

Other income (expenses) increased by approximately $796,000, or 326% from $244,000 for the year ended December 31, 2020 to approximately $1.0 million for the year ended December 31, 2021. The increase was due primarily to increased interest expense incurred on our convertible notes of $384,000 as well as conversion to equity of our outstanding convertible notes as a result of our IPO which resulted in a non-cash loss on debt conversion of $431,000. The increase was partially offset by a gain on extinguishment of our 2020 Paycheck Protection Plan loan of $19,000.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through December 31, 2021, we have funded our operations with the sale of common stock, convertible notes and from a loan from our Chief Executive Officer and principal stockholder. During 2020, we raised additional funds through private placements by issuing common stock for $141,000 and by issuing $1.3 million in convertible notes to investors. During the year ended December 31, 2021, we raised $1.1 million through the issuance of convertible notes to investors.

As a result of our initial public offering (“IPO”), on July 13, 2021 we began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 we received approximately $22.3 million in net proceeds after deducting the underwriting discounts, commissions and offering expenses. We intend to use the net proceeds from the IPO to complete pre-clinical and clinical studies, submit regulatory filings to the FDA, and for general and corporate purposes, including hiring additional management and conducting market research and other commercial planning.

Future Funding Requirements

We have incurred net losses since our inception. For the year ended December 31, 2021, we had a net loss of $10.0 million, and we expect to incur substantial additional losses in future periods. As of December 31, 2021, we had an accumulated deficit of $15.9 million.

We expect to continue incurring losses for the foreseeable future and will be required to raise additional capital in the future to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, we may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. Based on the Company’s current level of expenditures, after receiving the net proceeds of $22.3 million   on July 15, 2021 as a result of the Company’s IPO and given the Company’s cash balance of approximately $16.6 million as of December 31, 2021, the Company believes that it has sufficient resources such that there is not substantial doubt about our ability to continue operations   for at least one year after the date that these financial statements are to be issued.

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

Related Party Payable

We entered into a Service Agreement on July 1, 2017, as amended on April 6, 2020 (“Service Agreement”), with Globavir Biosciences, Inc. (“Globavir”). Our Chief Executive Officer is also the Chief Executive Officer of Globavir. Pursuant to the Service Agreement, we receive administrative, consulting services, shared office space and other services in connection with our drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one month periods after the initial termination date. Pursuant to the Service Agreement, we paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. As of December 31, 2020, $9,000 was payable to Globavir for service fees. During the fourth quarter of 2021, we determined that future services under the Service Agreement were no longer required, and we wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. Service fee expenses were $120,000 and $148,000 for the years ended December 31, 2020 and 2021, respectively, and were recorded as general and administrative expenses in the statements of operations.

Convertible Notes

In January through May 2021, we issued convertible notes (the “2021 Notes”) in the aggregate principal amount of $1.1 million. The 2021 Notes bear interest at a rate of 12% per annum, payable at maturity, and mature between January and May, 2022. The 2021 Notes shall automatically convert into shares of common stock upon the closing of a financing pursuant to which we receive gross proceeds of at least $500,000 (a “Qualified Financing”) or upon a change of control. The 2021 Notes shall convert into such numbers of shares of common stock equal to the conversion amount divided by the Conversion Price. “Conversion Price” means (i) in the event of a Qualified Financing, 70% of the price per share (or conversion price, as applicable) of common stock (or securities convertible into common stock, as applicable) sold in such financing or (ii) in the event of a change of control, the price per share reflected in such transaction.

We accounted for the 2021 Notes as stock-settled debt and we were accreting the carrying amount of the 2021 Notes to the settlement amount through maturity.

In July and through November 2020, we issued convertible notes (the “2020 Notes”) in the aggregate principal amount of $1.3 million. The 2020 Notes bear interest at a rate of 12% per annum, payable at maturity, and mature between July and November 2021. The 2020 Notes shall automatically convert into shares of common stock upon the closing of a financing pursuant to which we receive gross proceeds of at least $500,000 (a “Qualified Financing”) or upon a change of control. The 2020 Notes shall convert into such numbers of shares of common stock equal to the conversion amount divided by the Conversion Price. “Conversion Price” means (i) in the event of a Qualified Financing, 70% of the price per share (or conversion price, as applicable) of common stock (or securities convertible into common stock, as applicable) sold in such financing or (ii) in the event of a change of control, the price per share reflected in such transaction.

We accounted for the 2020 Notes as stock-settled debt and we were accreting the carrying amount of the 2020 Notes to the settlement amount through maturity. As of December 31, 2020, unpaid and accrued interest of $53,000 as well as debt discount accretion expense of approximately $186,000 was included with the convertible notes on the balance sheet.

Interest expense, including discount accretion expense for the 2021 and 2020 Notes was $238,000   and $627,000   for the years ended December 31, 2020 and 2021, respectively.

As a result of the completion of our IPO on July 15, 2021, approximately $2.4 million   of principal and $191,000 of unpaid accrued interest related to the 2021 and 2020 Notes was converted into shares of common stock. The conversion resulted in a loss of $431,000 that is included as loss on debt conversion in the accompanying statements of operations for the year ended December 31, 2021.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Years Ended December 31,
	2020	2021
Net cash (used in) provided by:
Operating activities	$(1,459)	$(5,767)
Investing activities	-	(29)
Financing activities	1,444	22,375
Net (decrease) increase in cash	$(15)	$16,579

Cash Flows from Operating Activities

Net cash used in operating activities was $5.8 million for the year ended December 31, 2021. Cash used in operating activities was primarily due to the use of funds for director and officer insurance premiums, development costs associated with our drug candidates, labor costs, consulting and accounting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $10.0 million after including the effect of non-cash adjustments for stock issuance, stock compensation, and a loss on the conversion of our convertible debt.

Net cash used in operating activities was $1.5 million for the year ended December 31, 2020. Cash used in operating activities resulted from a net loss of $2.3 million primarily driven by the use of funds in our operations to develop our product candidates as well as the deferral of the chief executive officer compensation of $396,000.

Cash Flows from Investing Activities

Net cash used in investing activities was $29,000 for the year ended December 31, 2021 and was due to the purchase of furniture and fixtures for our corporate office. There were no comparable fixed asset purchases during the prior year.

Cash Flows from Financing Activities

Net cash provided by financing activities was $22.4 million for the year ended December 31, 2021 and was primarily related to proceeds received from our IPO, net of issuance and deferred offering costs. In addition, we issued convertible notes to investors for $1.1 million as well as the receipt of $119,000   in proceeds from the exercise of options. Net repayments on loans from our chief executive officer offset the cash inflows by $1.1 million.

Net cash provided by financing activities was $1.4 million for the year ended December 31, 2020 and was primarily driven by proceeds received for convertible notes.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to research and development   accruals, stock-based compensation and common stock valuations. There have been no material changes to our critical accounting policies and estimates during the year ended December 31, 2021 from those used for the year ended December 31, 2020. The below policies are listed to provide a list of our policies for the most significant critical policies.

Research and Development

We expense costs when incurred related to the research and development associated with the design, development and testing of product candidates, as well as acquisition of product candidates or compounds. We estimate progress achieved on material third party research and development contracts through a combination of direct and indirect interaction with the service providers as well as internal management assessment. Research and development expenses include fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overheads, including information technology costs and utilities and expenses for issuance of shares pursuant to anti-dilution clause in the purchase of IPR&D technology. We expense both internal and external research and development expenses as they are incurred.

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

Common Stock Valuations

Prior to our IPO, we   were required to periodically estimate the fair value of common stock, with the assistance of an independent third-party valuation expert, when issuing stock options and computing their estimated stock-based compensation expense. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

In order to determine the fair value, we considered, among other things, contemporaneous transactions involving the sale of our common stock to unrelated third parties, the lack of marketability of our common stock and the market performance of comparable publicly traded companies.

Subsequent to our IPO, we determine the fair value of our common stock from closing prices as quoted on the NASDAQ exchange.

JOBS Act

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recent Accounting Pronouncements

See Note 2 to our audited financial statements found elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our financial statements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNICYCIVE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unicycive Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unicycive Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2019.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 31, 2022

Unicycive Therapeutics, Inc.

Balance Sheets

(in thousands, except for share and per share amounts)

	As of	As of
	December 31,	December 31,
	2020	2021
Assets
Current assets:
Cash	$-	$16,579
Deferred offering costs	200	-
Prepaid expenses and other current assets	4	1,832
Total current assets	204	18,411
Right of use asset, net	-	305
Property, plant and equipment, net	-	28
Total assets	$204	$18,744

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$184	$742
Related party service fee payable	9	-
Accrued liabilities	168	1,212
Convertible notes	1,528	-
Loan from stockholder	967	-
Operating lease liability - current	-	151
Government loan	19	-
Total current liabilities	2,875	2,105
Operating lease liability – long term	-	155
Total liabilities	2,875	2,260
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock: $0.001 par value per share—10,000,000 shares authorized at December 31, 2020 and 2021; no shares issued and outstanding at December 31, 2020 and 2021	$-	$-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2020 and 2021; 8,514,070 shares issued and outstanding at December 31, 2020, and 14,996,534 shares issued and outstanding at December 31, 2021	9	15
Additional paid-in capital	3,242	32,408
Accumulated deficit	(5,922)	(15,939)

Total stockholders’ (deficit) equity	(2,671)	16,484
Total liabilities and stockholders’ (deficit) equity	$204	$18,744

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(in thousands, except for share and per share amounts)

	Year Ended December 31,	Year Ended December 31,
	2020	2021

Operating expenses:
Research and development	$1,015	$6,080
General and administrative	1,005	2,897
Total operating expenses	2,020	8,977
Loss from operations	(2,020)	(8,977)
Other expenses:
Interest expense	(244)	(628)
Loss on debt conversion	-	(431)
Gain on extinguishment of debt	-	19
Total other expenses	(244)	(1,040)
Net loss	$(2,264)	$(10,017)
Net loss per share, basic and diluted	$(0.27)	$(0.86)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	8,499,687	11,675,750

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	-	$-	8,456,179	$8	$2,766	$(3,658)	$(884)
Net loss	-	-	-	-	-	(2,264)	(2,264)
Issuance of common stock for cash	-	-	33,263	1	141	-	142
Issuance of common stock for anti-dilution clause	-	-	24,628	-	104	-	104
Stock-based compensation expense	-	-	-	-	231	-	231
Balance at December 31, 2020		-	8,514,070	9	3,242	(5,922)	(2,671)
Net loss	-	-	-	-	-	(10,017)	(10,017)
Net proceeds from initial public offering	-	-	5,000,000	5	22,266	-	22,271
Conversion of convertible notes into common stock	-	-	736,773	1	3,684	-	3,685
Issuance of common stock for exercise of options	-	-	307,317	-	59	-	59
Issuance of common stock for anti-dilution clause	-	-	438,374	-	2,191	-	2,191
Stock-based compensation expense	-	-	-	-	966	-	966
Balance at December 31, 2021	-	$-	14,996,534	$15	$32,408	$(15,939)	$16,484

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2021

Cash flows from operating activities
Net loss	$(2,264)	$(10,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1
R&D expense for issuance of common stock for anti-dilution clause	104	2,191
Stock-based compensation expense	232	966
Convertible debt discount amortization	186	488
Amortization of operating lease right of use asset	-	12
Convertible debt non-cash interest	53	139
Gain on extinguishment of debt	-	(19)
Deferred compensation to CEO	396	146
Loss on debt conversion	-	431
Changes in assets and liabilities:
Prepaid expense and other current assets	1	(1,325)
Accounts payable and accrued liabilities	(68)	1,241
Operating lease liability	-	(12)
Related party service fee payable	(99)	(9)
Net cash used in operating activities	(1,459)	(5,767)
Cash flows from investing activities
Purchases of property, plant and equipment	-	(29)
Net cash used in investing activities	-	(29)
Cash flows from financing activities
Net proceeds from initial public offering	-	22,271
Issuance of common stock for cash	141	-
Proceeds from loan from stockholder	271	248
Proceeds from convertible notes	1,290	1,098
Repayment of loan from stockholder	(160)	(1,361)
Deferred offering costs	(117)	-
Proceeds from exercise of options	-	119
Proceeds from government loan	19	-
Net cash provided by financing activities	1,444	22,375
Net (decrease) increase in cash	(15)	16,579
Cash at the beginning of the period	15	-
Cash at the end of the period	$-	$16,579
Supplemental cash flow information
Deferred offering costs included in accrued liabilities	$82	$-
Deferred preclinical charges included in prepaid expenses and other current assets	$-	$503
Cash paid for income taxes	$1	$-

See accompanying notes to the financial statements

Notes to the Financial Statements

1. Organization and Description of Business

Overview

Unicycive Therapeutics, Inc. (“the Company”) was incorporated in the State of Delaware on August 18, 2016. The Company was dormant until July 2017 when it began evaluating a number of drug candidates for in-licensing.

The Company in-licensed the drug candidate UNI 494 from Sphaera Pharma Pte. Ltd, a Singapore-based corporation, (“Sphaera”) (Note 3). UNI 494 is a pro-drug of Nicorandil that is being developed as a treatment for acute kidney injury.

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

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations for the foreseeable future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financings and loans from a stockholder to fund its operations. As of December 31, 2020 and 2021, the Company had an accumulated deficit of $5.9 million and $15.9 million, respectively.

As a result of its initial public offering (“IPO”), on July 13, 2021 the Company began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 received approximately $22.3 million in net proceeds after deducting the underwriting discounts, commissions and other offering expenses. The Company intends to use the net proceeds from the IPO to complete pre-clinical and clinical studies, submit regulatory filings to the FDA, and for general and corporate purposes, including hiring additional management and conducting market research and other commercial planning.

The Company expects to continue incurring losses for the foreseeable future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. From January 2021 through May 2021, the Company received an aggregate of $1.1 million upon the issuance of convertible notes. These funds were used primarily to settle outstanding accounts payable as well as to make payments on the loan outstanding from the chief executive officer and principal stockholder. In addition, the Company received approximately $22.3 million in net proceeds from its IPO. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s current level of expenditures, and given the Company’s cash balance of $16.6 million as of December 31, 2021, the Company believes that it has sufficient resources such that there is not substantial doubt about our ability to continue operations for at least one year after the date that these financial statements are available to be issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the periods presented. Management believes that these estimates and assumptions are reasonable; however, actual results may differ and could have a material effect on future results of operations and financial position. Significant items subject to such estimates and assumptions include progress estimates for material third party research and development contracts, stock-based compensation and fair value of the Company’s common stock   prior to the Company’s IPO. Actual results may materially differ from those estimates.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO were capitalized and recorded as a current asset on the balance sheet. There were $0.2 million of deferred offering costs capitalized as of December 31, 2020. As of December 31, all previously deferred offering costs, totaling approximately $0.9 million, were netted against the proceeds received upon the closing of the IPO, which occurred on July 15, 2021.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Additions, improvements, and major renewals or replacements that substantially extend the useful life of an asset are capitalized. Repairs and maintenance expenditures are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At December 31, 2021, management determined there were no impairments of the Company’s property and equipment.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, prepaid expenses, accounts payable, convertible notes and a loan from the Chief Executive Officer and stockholder of the Company. The carrying amounts of these items approximate fair value as of December 31, 2020 and 2021 due to their short-term nature.

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

Research and Development Expenses

Substantially all of the Company’s research and development expenses consist of expenses incurred in connection with the development of the Company’s product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on the Company’s behalf and related progress estimates for those activities, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for the Company’s research and product development employees and allocated overheads, including information technology costs and utilities and expenses for issuance of shares pursuant to the anti-dilution clause in the purchase of IPR&D technology. The Company expenses both internal and external research and development expenses as they are incurred.

General and Administrative Expenses

General and administrative expenses represent personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expenses consist of professional fees for legal (including patent costs), audit and other consulting services, stock-based compensation and other general corporate overhead expenses as well as costs from a service agreement with a related party (See Note 7).

Patent Costs

The Company expenses all costs as incurred in connection with patent licenses and applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are reflected in general and administrative expenses in the statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation for all share-based payments made to employees and non-employees by estimating the fair value on the date of grant and recognizing compensation expense over the requisite service period on a straight-line basis. The Company recognizes forfeitures related to stock-based compensation as they occur. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected common stock volatility, expected dividend yield, expected term, risk-free interest rate, and the estimated fair value of the Company’s underlying common stock on the date of grant.

Common Stock Valuations

Prior to the Company’s IPO, the fair value of common stock was estimated with the assistance of an independent third-party valuation expert when issuing stock options and computing their estimated stock-based compensation expense. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. In order to determine the fair value, the Company considered, among other things, contemporaneous transactions involving the sale of common stock to unrelated third parties, the lack of marketability of the common stock and the market performance of comparable publicly traded companies.

Subsequent to our IPO, the Company determines the fair value of common stock from closing prices as quoted on the NASDAQ exchange.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the leases with a term of greater than 12 months. This ASU is effective for the Company’s fiscal years beginning after December 15, 2021, with early adoption permitted. The Company has adopted this standard effective as of January 1, 2019. The Company chose to adopt certain practical expedients available from the FASB. As a policy election, the Company chose to expense and amortize, on a straight line, the leases with terms less than 12 months. In addition, the Company chose not to separate certain lease and non-lease components when evaluating the fair value of a lease. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Renazorb and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 313,663 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Renazorb Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. As part of the anti-dilution clause, the Company issued 149,762 and 105,897 shares of common stock during the years ended December 31, 2019 and 2020, respectively. The Company recognized $145,000 and $104,000 for the years ended December 31, 2019 and 2020, respectively, as research and development expenses as cost to issue those shares. On July 13, 2021, the Company’s IPO resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represents the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. The Company is also required to pay Spectrum 40% of all of the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Renazorb Purchase Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Renazorb Purchase Agreement.

On February 8, 2021, the Company entered into a Master Services Agreement (the “Renazorb Development Agreement”) with Ascent Development Services, Inc. (“Ascent”) pursuant to which Ascent will provide strategic services related to the development of Renazorb or other investigational products (the “Compounds”) for clinical use and regulatory approval in Japan and other Asian countries. The Renazorb Development Agreement anticipates services to be provided by Ascent will include market research, facilitation of informal and formal meetings with Japan’s Pharmaceutical and Medical Devices Agency (“PMDA”), management of contract research organizations and clinical trials, and government applications and regulatory filings related to the Asian development of the Compounds. Unicycive will supply the Compounds or other materials necessary for Ascent to perform the development services. The initial Statement of Work (“SOW”) under the Renazorb Development Agreement encompasses the development of clinical strategy as well as both informal and formal meetings with the PMDA. The budget for the initial SOW is approximately 24,000,000 Japanese Yen, and an upfront payment of approximately $87,000, was paid to Ascent upon the execution of the Renazorb Development Agreement. Deliverables for the initial SOW were completed by December 31, 2021.

On July 19, 2021, the Company entered into an agreement with Syneos Health LLC (“Syneos”) pursuant to which Syneos will provide preclinical research and analysis services related to the development of UNI-494. The budget for the initial study, which will also include clinical pharmacology, translational sciences, and bioanalytical services, is approximately $1.9 million, and related payments totaling approximately $379,000 have been paid to Syneos during the year ended December 31, 2021.

4. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2020 and 2021 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2020	2021
Prepaid directors and officers liability insurance premiums	$-	$821
Prepaid preclinical services	-	885
Other	4	126
Total	$4	$1,832

Property, plant and equipment as of December 31, 2020 and 2021 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2020	2021
Leasehold improvements	$-	$15
Furniture and fixtures	-	14
Subtotal	-	29
Less accumulated depreciation	-	(1)
Net	$-	$28

Accounts payable as of December 31, 2020 and 2021 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2020	2021
Trade accounts payable	$183	$713
Credit card liability	1	29
Total	$184	$742

Accrued liabilities as of December 31, 2020 and 2021 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2020	2021
Accrued labor costs	$-	$691
Accrued drug development costs	-	369
Other	168	152
Total	$168	$1,212

5. Operating Lease

The Company leases office space under an operating lease. In December 2021, the Company entered into a lease agreement for 2,367 square feet of office space commencing December 1, 2021. The initial lease term is for two years, and there is an option to extend the lease for an additional year.

In accounting for the leases, the Company adopted ASC 842 Leases on January 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and, at December 1, 2021, determined that the present value of the lease was approximately $318,000 using a discount rate of 8.0%. In accordance with ASC 842, the right-of-use asset will be amortized over the life of the underlying lease. The Company determined that the option to extend the lease for an additional year was not considered reasonably certain at December 31, 2021. During the year ended December 31, 2021, the Company reflected amortization of right-of-use asset of approximately $12,000, resulting in a right of use asset balance of $305,000.

During the year ended December 31, 2021, the Company made cash payments on the lease of $14,000 towards the lease liabilities. As of December 31, 2021, the total lease liability was $306,000. ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the lease for the year ended December 31, 2021 was approximately $14,000.

Maturities of the Company’s lease liabilities are as follows (in thousands):

Operating Lease
Year ending December 31, 2022	$170
Year ending December 31, 2023	161
Total lease payments	331
Less imputed interest rate / present value discount	(25)
Present value of lease liability	306
Less current portion	(151)
Long term portion	$155

6. Debt

Convertible Notes

In January through May 2021, the Company issued convertible notes (the “2021 Notes”) in the aggregate principal amount of approximately $1.1 million. The 2021 Notes bear interest at a rate of 12% per annum, payable at maturity, and mature between January and May, 2022. The 2021 Notes shall automatically convert into shares of the Company’s common stock upon the closing of a financing pursuant to which the Company receives gross proceeds of at least $500,000 (a “Qualified Financing”) or upon a change of control. The 2021 Notes shall convert into such numbers of shares of the Company’s common stock equal to the conversion amount divided by the Conversion Price. “Conversion Price” means (i) in the event of a Qualified Financing, 70% of the price per share (or conversion price, as applicable) of common stock (or securities convertible into common stock, as applicable) sold in such financing or (ii) in the event of a change of control, the price per share reflected in such transaction.

The Company has accounted for the 2021 Notes as stock-settled debt and was accreting the carrying amount of the 2021 Notes to the settlement amount through maturity.

In July through November 2020, the Company issued convertible notes (the “2020 Notes”) in the aggregate principal amount of $1.3 million. The 2020 Notes bear interest at a rate of 12% per annum, payable at maturity, and mature between July and November, 2021. The 2020 Notes shall automatically convert into shares of the Company’s common stock upon the closing of a financing pursuant to which the Company receives gross proceeds of at least $500,000 (a “Qualified Financing”) or upon a change of control. The 2020 Notes shall convert into such numbers of shares of the Company’s common stock equal to the conversion amount divided by the Conversion Price. “Conversion Price” means (i) in the event of a Qualified Financing, 70% of the price per share (or conversion price, as applicable) of common stock (or securities convertible into common stock, as applicable) sold in such financing or (ii) in the event of a change of control, the price per share reflected in such transaction.

The Company has accounted for the 2020 Notes as stock-settled debt and is accreting the carrying amount of the 2020 Notes to the settlement amount through maturity. As of December 31, 2020, unpaid and accrued interest of $53,000 as well as debt discount accretion expense of approximately $186,000 was included with the convertible notes on the balance sheet.

As a result of the completion of the Company’s IPO on July 15, 2021, approximately $2.4 million of principal and $191,000 of unpaid accrued interest related to the 2021 and 2020 Notes was converted into shares of common stock. Additionally the noteholders were granted warrants equal to 25% of the conversion shares issued. The conversion resulted in a loss of $431,000 that is included as loss on debt conversion in the accompanying statements of operations for the year ended December 31, 2021.

Paycheck Protection Program Loan

On April 23, 2020, the Company entered into an $18,000 loan with Silicon Valley Bank pursuant to the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) as well as a $1,000 loan pursuant to the Economic Injury Disaster Assistance Program. The PPP loan proceeds are intended to be used for payroll over the eight-week period following the date of the loan. The loan terms provide that no principal or interest payments are due and interest will accrue at 1% per annum commencing on April 23, 2020 through October 23, 2020 (deferral period). Commencing one month after the deferral period and continuing monthly through the maturity of the loan on April 23, 2022, equal monthly payments of principal and interest are due. The Company classified the loans as a current liability, has applied for and received loan forgiveness in February 2021, and recorded a gain on extinguishment of debt in the statement of operations for the year ended December 31, 2021.

7. Related Party Transactions

Loan from Chief Executive Officer and Stockholder

The Company received advances from a stockholder of $248,000 during the year ended December 31, 2021. The Company repaid amounts owed to the stockholder of $1.4 million during the year ended December 31, 2021. As of December 31, 2020 and 2021, the current liability loan from a stockholder was approximately $967,000 and $0, respectively.

Common Stock Purchase Agreement and Service Agreement with Globavir

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

On July 1, 2017, as amended on April 6, 2020, the Company entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. As of December 31, 2020, $9,000 was payable to Globavir for service fees. During the fourth quarter of 2021, after determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. Service fee expenses were $120,000 and $148,000 for the years ended December 31, 2020 and 2021, respectively, and were recorded as general and administrative expenses in the statements of operations.

8. Commitments and Contingencies

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

In September 2020, the Company signed an engagement letter (the “Benchmark Agreement”) with The Benchmark Company LLC (“Benchmark”) to act as the lead or managing underwriter in connection with the Company’s planned IPO. In connection with this agreement the Company agreed to pay a nonaccountable expense allowance to Benchmark equal to 1.0% of the gross proceeds received in the Company’s planned IPO. In addition to the non-accountable expense allowance, the Company has also agreed to pay or reimburse the underwriters for certain of the underwriters’ out-of-pocket expenses relating to the offering, including all reasonable fees and expenses of the underwriters’ outside legal counsel, and background checks, which shall not exceed in the aggregate $132,500.

In March 2021, the Benchmark Agreement was terminated. Concurrent with the termination, the Company signed an advisory services agreement pursuant to which the Company will pay Benchmark $150,000 upon the closing of the planned IPO, and Benchmark provided advisory services with respect to the public offering. The Company paid the $150,000 advisory fee in July 2021.

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

Employee Benefit Plan

In December 2021, the Company implemented a 401K Plan which covers all eligible employees of the Company (the “401K Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401K Plan provides that the Company match each participant's contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401K Plan totaled approximately $0 and $6,000 for the years ended December 31, 2020 and 2021, respectively.

9. Stockholders’ (Deficit) Equity

Authorized Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock at par value of $0.001 per share.

Issuance of Common Stock and Warrants

During July 2021, as a result of its IPO, the Company issued 5,000,000 shares of common stock and 4,000,000 warrants to investors in exchange for cash at $5.00 per unit, consisting of $4.99 per share of common stock and $.0125 per four fifths of a warrant. The warrants have a 5-year term and an exercise price of $6.00 per warrant. The underwriters exercised their option to purchase an additional 600,000 warrants, and the Company received $7,500 in proceeds.

As a result of the IPO, the Company’s outstanding convertible notes and unpaid accrued interest were converted into 736,773 shares of common stock. Additionally, in accordance with the original terms of the warrant agreements convertible noteholders were granted a total of 184,193 common stock warrants with a 5-year term and with an exercise price of $6.00 per warrant.

The following table summarizes activity for warrants for the year ended December 31, 2021:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2020	-	-	-	-
Warrants granted	4,784,193	6.00	4.54	-
Warrants exercised	-	-	-	-
Outstanding, December 31, 2021	4,784,193	6.00	4.54	-

During July 2021, 438,374 shares of common stock were allocated to Spectrum Pharmaceuticals, Inc. in accordance with the anti-dilution provisions of the Company’s Assignment and Asset Purchase Agreement with Spectrum.

During the year ended December 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of December 31, 2021, 76,397 of the options remained unvested. Proceeds received related to the unvested options of $60,000 at December 31, 2021 were included in accrued liabilities on the accompanying balance sheets and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. The vested portion of the exercises was 307,317 shares at December 31, 2021.

During the year ended December 31, 2020, the Company issued 33,263 shares to investors in exchange for cash at $4.21 per share and 24,627 shares to Spectrum following its anti-dilution provision (Note 3).

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

Preferred Stock

As of December 31, 2020 and 2021, the Company had 10,000,000 shares of preferred stock authorized, par value of $0.001 per share and no shares of preferred stock were issued or outstanding.

10. Stock-based Compensation

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

In October 2019, the Company adopted the 2019 Stock Option Plan (“2019 Plan”) which allowed for the granting of incentive stock options (“ISO”), non-qualified stock options (“NSO”) to the employees, members of the board of directors and consultants of the Company. In 2019 and during the first seven months of 2020, the Company granted ISOs and NSOs to consultants and directors from the 2019 Plan. As of December 31, 2019, 232,558 shares were authorized for issuance and 75,581 shares were available for future grant under the 2019 Plan. On April 6, 2020 the Company increased the shares authorized for issuance to 348,837 shares total. On February 17, 2021, the Company increased the shares authorized for issuance to 1,767,442 shares total. As of July 15, 2021, no further awards may be issued under the 2019 Plan due to the adoption of the Company’s 2021 Plan.

In 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) which allowed for the granting of incentive stock options (“ISO”), non-qualified stock options (“NSO”), stock appreciation rights, restricted stock and restricted stock units to the employees, members of the board of directors and consultants of the Company. In 2018, the Company granted ISOs and NSOs to consultants and directors from this plan. As of December 31, 2020, 465,116 shares were authorized for issuance and 17,442 shares were available for future grant under the 2018 Plan. As of July 15, 2021, no further awards may be issued under the 2018 Plan due to the adoption of the Company’s 2021 Plan.

The following table summarizes activity for stock options under all plans for the year ended December 31, 2021:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2020	786,047	$1.42	8.28	$2,201
Options granted	760,245	$3.82
Options forfeited	(27,907)	$3.27
Options exercised	(307,317)	$0.19
Outstanding, December 31, 2021	1,211,068	$3.19	8.66	$321

Options vested and exercisable as of December 31, 2021	301,862	$3.19	7.94	$182

The grant date fair value of options granted during the year ended December 31, 2021 was $2.1 million.

As of December 31, 2021, the unrecognized compensation cost related to outstanding stock options was $2.0 million, which is expected to be recognized as expense over approximately 2.4 years.

During July 2021, the Company granted a director 26,738 restricted stock units with a grant date fair value of $100,000, resulting in a fair value per share of $3.74. Subject to the director’s continued service, the restricted stock units shall vest upon the one-year anniversary of the date of grant. As of December 31, 2021, the unrecognized compensation cost related to outstanding restricted stock units was approximately $54,000, which is expected to be recognized as expense over approximately 7 months.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the years ended December 31, 2020 and 2021 (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2021

Research and development	$174	$721
General and administrative	58	245
Total stock-based compensation	$232	$966

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

Common Stock Fair Value - The fair value of the common stock underlying the Company’s stock options prior to the IPO was estimated at each grant date and was determined on a periodic basis and based either on transactions with third parties in which common stock was sold for cash or with the assistance of an independent third-party valuation expert. Subsequent to our IPO, the fair value underlying the Company’s common stock is determined based on the public market closing price on each date of grant. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

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

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the years ended December 31, 2020 and 2021:

	Year Ended December 31, 2020	Year Ended December 31, 2021
Expected volatility	114.00%	101.00 – 105.00%
Risk-free interest rate	0.44 - 0.51%	0.61 – 1.34%
Dividend yield	-%	-%
Expected term	6.25 years	5.13 – 6.25 years

11. Income Taxes

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rate of 21% to the net loss is summarized for the years ended December 31, 2020 and 2021 is as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2021
Income taxes (benefit) at statutory rates	21.00%	21.00%
State income tax (benefit), net of federal benefit	6.20	-
Change in valuation allowance	(26.30)	(16.27)
Interest on convertible notes	(2.20)	(2.22)
Others	1.30	(2.51)

Effective income tax rate	-%	-%

For the years ended December 31, 2020 and 2021, the Company did not record a deferred income tax expense or benefit. Income tax expense has been nominal for the years ended December 31, 2020 and 2021.

Deferred tax assets and liabilities are recognized for the expected tax consequences attributable to the differences between financial reporting and the tax basis of existing assets and liabilities and operating loss carryforward, and they are measured using enacted tax rates expected to be in effect when differences are expected to reverse. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such loss carryforward and deferred tax asset will not be realized. Significant components of the Company’s deferred tax assets at December 31, 2020 and 2021 are shown below (in thousands):

	December 31,	December 31,
	2020	2021
Deferred tax assets:
Stock-based compensation	$71	$226
Net operating losses carryforwards	1,072	2,257
Depreciation and Amortization	63	468
Accrued expenses	251	135
Gross deferred tax assets	1,457	3,086
Less: Valuation allowance	(1,457)	(3,086)
Deferred tax assets, net of valuation allowance	$-	$-

The valuation allowance increased by $1.6 million during the year ended December 31, 2021. We have concluded, based upon ASC 740, that it is more likely than not we will not realize any benefit from the deferred tax assets related to certain Federal and state’s net operating loss and credit carryforward. Accordingly, the Company has established a full valuation allowance against its Federal and state deferred tax assets.

As of December 31, 2021, the Company had available Federal and California net operating loss carryforwards of approximately $9.5 million and $3.9 million to reduce future taxable income, if any. Federal net operating losses generated prior to 2018 and all state net operating losses generated expire in varying amounts beginning in 2037. These net operating losses, generated after 2017, do not expire and will be able to offset 80% of taxable income generated in the future.

As of December 31, 2021, the Company had research and development credit carryforwards of approximately $900 and $100,000 available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. These credits have been provided a full reserve under ASC 740-10. The federal credit carryforwards begin to expire in 2037, and the state credit carryforwards can be carried forward indefinitely.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The effect of an ownership change would be the imposition of annual limitation on the use of net operating loss (“NOL”) carryforwards attributable to periods before the change in ownership. An assessment of such ownership changes under Section 382 of the Code was not completed through December 31, 2021 and, as such the Company is not able to determine the impact on the NOLs and tax credit carryforwards, if any, as of the date of the financial statements. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company’s history of NOLs, the CARES Act is not expected to have a material impact on the Company’s financial statements.

The Company applies the guidance under ASC 740, subtopic 10-50-15, Unrecognized Tax Benefit Related Disclosures (formerly FASB Interpretation 48, Accounting for Uncertainty in Income Taxes). For benefits to be realized, a tax position must be more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2020 and 2021 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2021
Beginning balance	$12	$29
Additions related to current year positions	17	72
Ending balance	$29	$101

As of December 31, 2020 and 2021, the total unrecognized tax benefit was approximately $29,000 and $101,000, respectively. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company files U.S. and state income tax returns with varying statutes of limitations. Tax years 2017 and forward remain open to examination due to the carryover of NOL carryforwards. There are no ongoing examinations by taxing authorities at this time.

12. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31, 2020	Year Ended December 31, 2021
Numerator:
Net loss	$(2,264)	$(10,017)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	8,499,687	11,675,750
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.86)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31, 2020	Year Ended December 31, 2021

Options to purchase common stock	786,047	1,211,068
Warrants to purchase common stock	-	4,784,193
Total	786,047	5,995,261

13. Subsequent Events

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited, a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494.

On February 9, 2022, the Company entered into a Master Services Agreement with CBCC Global Research Inc., a California based company that provides clinical trial and related service, for the purpose of performing clinical research in support of Renazorb.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as we did not design or maintain an effective control environment commensurate with the financial reporting requirements. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective due to a material weakness in our internal control over financial reporting as discussed above in our evaluation of disclosure controls.

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

In light of the material weakness, we performed additional analysis and other post-closing procedures to ensure the reliability of financial reporting and that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors  as of March 31, 2022:

Name	Age	Position
Shalabh Gupta, M.D.	48	Chief Executive Officer, President and Chairman of the Board of Directors
Pramod Gupta, Ph.D.	62	Executive Vice President, Pharmaceutical and Business Operations
John Townsend	60	Chief Financial Officer
John Ryan, M.D., Ph.D.	78	Director
Sandeep Laumas, M.D.	53	Director
Brigitte Schiller, M.D. (1)	61	Director

The business background and certain other information about our directors and executive officers is set forth below.

Shalabh Gupta, M.D. Shalabh Gupta, our founder, has served as our Chief Executive Officer, President and director since August 2016. Since June 2013, Dr. Gupta has also served as the founder and Chief Executive Officer of Globavir Biosciences, Inc., a company focused on commercializing novel therapeutics and powerful diagnostics for treating global infectious disease. Dr. Gupta has also served in various other capacities including founder and Chief Executive Officer of Biocycive Inc.; Strategy, Genentech Commercial at Genentech, Inc.; Equity Research, Pharmaceuticals at UBS Investment Bank; Attending Physician at NYU Medical Center; clinical faculty member at NYU School of Medicine; and Equity Research, Biotechnology at Rodman & Renshaw, LLC. In addition, he has served on the board of directors of Beall Center for Innovation and Entrepreneurship since 2018. Dr. Gupta has also served as an advisor to SPARK, Stanford University School of Medicine since 2012, a charter member of TiE, a not-for-profit network of entrepreneurs fostering entrepreneurship, mentoring and education, since 2013. Dr. Gupta previously served on the board of directors of Phenomenome Discoveries Inc. and was a Fellow at the Startup Leadership Program, a medical advisor Synageva BioPharma Corporation (formerly known as AviGenics) and an advisor to NYU Langone Medical Center (Office of Technology Transfer). Dr. Gupta received his MPA in health care finance and management from NYU Robert F. Wagner Graduate School of Public Service, and his medical degree from Jawaharlal Institute of Postgraduate Medical Education & Research, India. Furthermore, Dr. Gupta completed his internship in Internal Medicine, and medical residency in physical medicine and rehabilitation and a research fellowship in cardiopulmonary rehabilitation from New York University (“NYU”) School of Medicine and New York University. He practiced medicine from 2000 to 2008 at NYU’s various hospitals first during his medical training (2000-2004) and then as an attending physician (2004-2008). Dr. Gupta also served as a faculty member at NYU School of Medicine. In the past, Dr. Gupta was a board-certified physician, and he currently holds a license from the California State Medical Board. While working as a stock analyst on Wall Street, Dr. Gupta held Series 7, 63, 86 and 87 licenses. We believe Dr. Gupta is qualified to serve as a member of our board of directors because of his background as a physician and as a biotechnology executive and his extensive experience in both in-licensing technologies from academic institutions and biotechnology companies as well as out-licensing technologies to larger organizations in addition to his former experience on Wall Street.

Pramod Gupta, Ph.D. Dr. Gupta has served as our Executive Vice President, Pharmaceutical and Business Operations since September 2020. Dr. Gupta is a pharmaceutical executive with 30 years’ experience at large as well as small companies. He has extensive experience in drug development, regulatory requirements and drug approvals globally. He has led development/approval/launch of over 40 products by leveraging external partnerships/technologies/business solutions. Previously Dr. Gupta served as the Senior Vice President at Spectrum Pharmaceuticals from January 2011 to April 2018, Vice President at Bausch & Lomb from May 2005 to August 2009, and at positions of increasing responsibilities at Baxter, TAP Pharmaceuticals and Abbott Laboratories. He has published more than 50 scientific papers and 2 scientific books, and holds 14 patents. He completed his PhD from the University of Otago New Zealand.

John Townsend. Mr. Townsend has served as our Chief Financial Officer starting in March 2021, and he has previously served as Vice President Finance and Chief Accounting Officer in a consulting role since September 2020. He has over 25 years of public and private company experience in industries including biotechnology, medical devices, and high-tech electronics manufacturing. Before joining the Company, Mr. Townsend worked at Guardion Health Sciences, a medical foods company from 2016 to 2020. From 2005 until 2015, he worked at Cytori Therapeutics, Inc., a stem cell therapy company. From 1996 to 2005, he worked at several high-tech companies, and he started his career at Deloitte (formerly Deloitte and Touche) after graduating from San Diego State University in 1993. Mr. Townsend is a Certified Public Accountant in the state of California.

John Ryan, M.D., Ph.D. John Ryan has served as our director since 2018. Since 2011, Dr. Ryan has served as Executive Vice President, Chief Medical Officer of Kadmon Holdings, Inc., a biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics. From 2009 until 2011, Dr. Ryan served as Senior Vice President and Chief Medical Officer of Cerulean Pharma, Inc., a publicly traded pharmaceutical company, and from 2006 until 2009, he served as Chief Medical Officer at Aveo Pharmaceuticals, Inc. (Nasdaq: AVEO), a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs. From 1995 until 2006, Dr. Ryan served as Senior Vice President of Translational Research at Wyeth (formerly Genetics Institute), where he served as head of the Department of Experimental Medicine. Dr. Ryan also served as an Executive Director of Clinical Research at Merck Research Laboratories from 1989 to 1995 and he previously served on the scientific advisory boards of ArQule, Inc. and Expression Analysis, Inc. Dr. Ryan has also been a director of Globavir Biosciences, Inc. since 2014. Dr. Ryan received his B.S. and his Ph.D. from Yale University. Dr. Ryan received his M.D. from the University of California, San Diego. We believe Dr. Ryan is qualified to serve as a member of our board of directors because of his clinical background and extensive experience in running clinical development programs and getting drugs through the FDA approval process.

Sandeep Laumas, M.D. Sandeep Laumas has served as our director since 2018. Since 2014, Dr. Laumas has served on the board of directors of private and publicly traded biotechnology companies. In 2008, Dr. Laumas founded Bearing Circle Capital, an investment vehicle and has served as its Managing Director since such time. Dr. Laumas began his career at Goldman Sachs & Co. in 1996 as an equity analyst in the healthcare investment banking division working on mergers & acquisitions and corporate finance transactions before transitioning to the healthcare equity research division. After leaving Goldman Sachs in 2000, Dr. Laumas moved to the buy side as an analyst at Balyasny Asset Management from 2001 to 2003. Dr. Laumas was a Managing Director of North Sound Capital from 2003 to 2007, where he was responsible for the global healthcare investment portfolio. Dr. Laumas has served as a member of the board of directors of private and public healthcare companies including, Parkway Holdings Ltd. (2010), SRL Ltd. (2011-2012), 9 Meters Biopharma, Inc. (2018-present) and BioXcel Therapeutics, Inc. (2017-present). Dr. Laumas has also been a director of Globavir Biosciences, Inc. since 2015. Dr. Laumas received his A.B. in Chemistry from Cornell University in 1990, M.D. from Albany Medical College in 1995 with a research year at the Dana-Farber Cancer Institute and completed his medical internship in 1996 from the Yale University School of Medicine. We believe Dr. Laumas is qualified to serve as a member of our board of directors because his vast industry perspective in both public and private investments and financial transactions in the healthcare arena.

Brigitte Schiller, M.D., FACP, FASN. Dr. Schiller has served as our director since 2020. Dr. Schiller has been Chief Medical Officer at Satellite Healthcare since 2010. In this role, Dr. Schiller is responsible for Quality, Physician Leadership and Research & Development. She oversees the development and implementation of the quality strategy, its execution and organizational infrastructure. Dr. Schiller serves as Chief of Staff, and as such provides oversight on more than 80 medical directors and over 400 referring physicians. As CMO Dr. Schiller is responsible for the delivery of care to more than 8,000 dialysis patients in 80 US centers. She directs Satellite’s clinical research efforts, which by deliberate policy are applied pragmatic real-world studies directed towards improvement in patient experience and outcomes. Under her leadership, Satellite Healthcare has achieved the highest quality ratings in the CMS 5 Star Ratings for several years. Dr. Schiller has participated as investigator in multiple FDA trials, including pivotal drug and device trials in ESRD care over the past 15 years. She is a published author in many areas of ESRD care, including home dialysis. She is known as an inspirational leader who is determined to transform the care of patients with chronic kidney disease through quality improvement efforts, innovative drugs and devices as well as alternative care models unchanged since 1973. She has been a consultant to various early-stage and established healthcare companies. Dr. Schiller serves as an Adjunct Lecturer in the Division of Nephrology at Stanford University. She is a frequent invited speaker at national and international meetings. She has received teaching and research awards including the 2017 Woman of Influence award for executives. She serves on the Expert Panel for the USRDS database. Dr. Schiller graduated MD summa cum laude from the University of Freiburg, Germany and, in addition to postgraduate training at the University of Munich, completed residency and research fellowships at Rush-Presbyterian-St. Luke’s Medical Center, Chicago, Northwestern University and the University of Chicago.

Chief Development Advisor

Keith Ward, Ph.D. Dr. Ward is a life sciences executive with over 25 years of experience in the biotech and pharmaceutical industry. In addition to his role at Unicycive, Dr. Ward serves in leadership and Board positions for several emerging biotech and pharma companies. Prior to joining Unicycive in an advisory capacity, Dr. Ward served as Executive Vice President and Chief Development Officer for Reata Pharmaceuticals, from July 2011 through March 2019 and led research and development, clinical operations, regulatory affairs, manufacturing, and project management. Before that, Dr. Ward developed ophthalmic pharmaceuticals and medical devices as Global Vice President of Pharmaceutical R&D for Bausch & Lomb from May, 2005 to June, 2011. Dr. Ward has also held positions of increasing responsibility within GlaxoSmithKline and SmithKline Beecham Pharmaceuticals. Dr. Ward earned a B.S. in Toxicology with a minor in Chemistry from Northeast Louisiana University and a Ph.D. in Toxicology from The University of North Carolina at Chapel Hill.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Arrangements between Officers and Directors

Except as set forth in this Annual Report on Form 10-K, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Committees of Our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and its standing committees. We have a standing audit committee, compensation committee and corporate governance and nominating committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:

●	approving and retaining the independent auditors to conduct the annual audit of our financial statements;

●	reviewing the proposed scope and results of the audit;

●	reviewing and pre-approving audit and non-audit fees and services;

●	reviewing accounting and financial controls with the independent auditors and our financial and accounting staff;

●	reviewing and approving transactions between us and our directors, officers and affiliates;

●	establishing procedures for complaints received by us regarding accounting matters;

●	overseeing internal audit functions, if any; and

●	preparing the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our audit committee consists of Dr. Laumas, Dr. Ryan, and Dr. Schiller, with Dr. Laumas serving as chair. Our board of directors has affirmatively determined that each meets the definition of “independent director” under the Nasdaq rules, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Dr. Laumas  qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors has adopted a written charter for the audit committee, which is available on our principal corporate website at http://www.unicycive.com.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and recommending the compensation arrangements for management, including the compensation for our chief executive officer;

●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administering our stock incentive plans; and

●	preparing the report of the compensation committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our compensation committee consists of Dr. John Ryan and Dr. Sandeep Laumas, with John Ryan serving as chair. Our board has determined that the committee members are independent directors under Nasdaq rules. Our board of directors has adopted a written charter for the compensation committee, which is available on our principal corporate website at http://www.unicycive.com.

Nominating and Governance Committee

Our nominating and governance committee is responsible for, among other things:

●	identifying and nominating members of the board of directors;

●	developing and recommending to the board of directors a set of corporate governance principles applicable to our Company; and

●	overseeing the evaluation of our board of directors.

Our nominating and corporate governance committee consists of Dr. Schiller and Dr. Ryan, with Dr. Schiller serving as chair. Our board has determined that the committee members are independent directors under Nasdaq rules. Our board of directors has adopted a written charter for the nominating and governance committee, which is available on our principal corporate website at http://www.unicycive.com.

Scientific Advisory Board

Ravi Mehta, M.D.

Dr. Mehta is a Professor Emeritus of Medicine in the Department of Medicine at University of California San Diego where he directs the UCSD Masters in Clinical Research Program. He is an internationally recognized expert in the field of acute kidney injury (AKI) and continuous renal replacement therapies (CRRT). He holds a patent for “Continuous Hemodialysis Using Citrate”. He chairs the annual International AKI and CRRT Conference in San Diego that is now in its 25th year. He chaired the International Society of Nephrology (ISN) Committee on AKI, is a founding member of the Acute Dialysis Quality Initiative (ADQI) and the Acute Kidney Injury network (AKIN), a member of the KDIGO Guidelines in AKI committee and served as the director of the ISN 0 by 25 initiative to eliminate preventable deaths from AKI by 2025. He has coordinated and led several multinational efforts for determining best approaches for managing AKI and CRRT. These have included the IHD vs CRRT trial, The PICARD network, the DIRECT study evaluating the genetic determinants of drug induced nephrotoxicity and the ISN 0by25 initiative. He has more than 200 original research publications, 100 reviews and book chapters. He has served on the NIH NIDDK study section and special emphasis panels and on editorial boards of the Journal of American Society of Nephrology, Kidney International and CJASN. He has been on the program committee of the ISN and contributed to the annual meetings of the American Society of Nephrology, National kidney Foundation and ISICEM. He has coordinated the development of consensus recommendations including the RIFLE and AKIN diagnostic and staging criteria for AKI. He has been recognized as one of the Best Doctors in San Diego and the US for several years. In 2008 he was recognized by the American Nephrologists of Indian Origin and in March 2009 he was elected as a Fellow of the Royal College of Physicians in the UK. He received the International Society of Nephrology (ISN) Bywaters Award for lifetime achievement in AKI in April 2011. He received the M.B.B.S. degree (1976) from the Government Medical School in Amritsar, India, and the M.D. (1979) and D.M. (1981) degrees from the Post Graduate Institute of Medical Education and Research in Chandigarh, India. He subsequently completed a nephrology fellowship at the University of Rochester in Rochester New York and obtained his boards in Internal Medicine (1986) and Nephrology (1988). He has been on the faculty at San Diego since 1988.

Myles Wolf, MD, MMSc. Dr. Wolf is Charles Johnson, MD, Professor of Medicine and Chief of the Division of Nephrology at the Duke University School of Medicine. Dr. Wolf received his MD from the State University of New York–Downstate, completed Internal Medicine and Nephrology training at the Massachusetts General Hospital, and obtained a Master of Medical Sciences degree in Clinical and Physiological Investigation from Harvard Medical School. After serving on the Harvard faculty for 5 years, Dr. Wolf moved to the University of Miami Miller School of Medicine, where he eventually served as Chief of the Division of Nephrology and Hypertension, Director of the Clinical Research Center, and Assistant Dean for Translational and Clinical Research. Subsequently, he spent 3 years at Northwestern University Feinberg School of Medicine as founding Director of the Center for Translational Metabolism and Health and as Director of the Department of Medicine’s Physician-Scientist Training Program. Dr. Wolf moved to Duke in 2013. As Chief of Duke Nephrology, Dr. Wolf mentors, manages and leads >40 clinical and research faculty, >12 nephrology fellows, 5 advanced practice practitioners, an administrative and research staff of >30 professionals, and many rotating students and postdoctoral PhD trainees. Managing an annual operating budget of more than $15M, Dr. Wolf is responsible for developing the vision and executing the operational strategy of Duke Nephrology across its clinical, research and educational missions.

The focus of Dr. Wolf’s clinical trials, patient-oriented, epidemiological, and laboratory research is disordered mineral metabolism across the spectrum of kidney disease from early stages to end-stage renal disease and following kidney transplantation. His primary contributions have been to characterize the central role of fibroblast growth factor 23 in phosphate and calcium homeostasis in health and in disease, and the deleterious effects of excess fibroblast growth factor 23 that increase risks of cardiovascular disease and death. Since 2002, Dr. Wolf’s research has been supported by the American Heart Association, National Kidney Foundation, American Society of Nephrology, and National Institutes of Health. As Principal Investigator, he has been the recipient of more than $25 million of extramural grant support throughout his career. Having served on Steering Committees and as Principal Investigator of multiple industry- and federally-sponsored clinical trials, Dr. Wolf is currently PI of “HiLo,” which is a randomized multicenter pragmatic clinical outcomes trial of phosphate management in patients with end-stage renal disease. Dr. Wolf has published his research in N Engl J Med, JAMA, J Clin Invest, Circulation, Cell Metabol, J Am Soc Nephrol, and Kidney Int, among others.

Dr. Wolf has been primary research mentor for students, residents, fellows, and faculty, many of whom are now independent investigators and national leaders in academic nephrology. He has served on editorial boards for J Am Soc Nephrol, Clin J Am Soc Nephrol, Semin Nephrol, and Nat Rev Nephrol, as an ad hoc reviewer for several other journals, and as Editor of the Mineral Metabolism section of Curr Opin Nephrol Hypertens. Dr. Wolf has delivered numerous invited lectures on his research domestically and internationally, and has received several teaching, mentoring and research awards. In recognition of his scientific contributions, Dr. Wolf was elected to the American Society of Clinical Investigation in 2010 and the Association of American Physicians in 2017. He received the 2014 Young Investigator Award from the American Society of Nephrology, and was elected to the Council of the International Society of Nephrology in 2017 and as Chair of its North American and Caribbean Regional Board in 2019. In 2020, Dr. Wolf was appointed to the Board of Directors of Akebia Therapeutics, Inc.

Pablo Pergola, MD, PhD Dr. Pergola, MD, Ph.D. is the research director of the Clinical Advancement Center, PLLC, and a member of Renal Associates PA, a large nephrology practice serving patients in San Antonio, Texas and surroundings. He joined the practice in 2005 after working as an Assistant Professor of Medicine, UT Health San Antonio and the Audie L. Murphy VA Hospital in San Antonio for 6 years. Dr. Pergola leads a talented and dedicated group of professionals with the common goal of serving patients with kidney disease through advancements in science and medicine.

Dr. Pergola maintains a busy practice while dedicating significant effort to conducting clinical studies. He sees patients in the outpatient clinics, dialysis units and hospitals. Dr. Pergola is fluent in English and Spanish. He is board-certified in Nephrology. He remains academically very active; he is an author in numerous publications and abstract presentations at national and international meetings. He is also a consultant for several pharmaceutical companies that value his experience in protocol development and mechanisms of kidney disease.

Dr. Pergola studied Medicine in Buenos Aires, Argentina, at the School of Medicine, Universidad del Salvador. He then received his PhD in Pharmacology, graduating with honors from the University of Kansas Medical Center, Kansas City. After obtaining additional post-doctoral training in basic and clinical research in the Department of Physiology, UT Health San Antonio, he completed his Internal Medicine internship and residency and Nephrology fellowship at UT Health San Antonio.

Glenn Chertow, MD, MPH Dr. Chertow, MD, MPH is the Norman S. Coplon Satellite Healthcare Professor of Medicine and (by courtesy) of Epidemiology and Population Health, and Chief, Division of Nephrology at Stanford University School of Medicine.  Dr. Chertow completed his undergraduate education at University of Pennsylvania (1985) and his MD (1989) and MPH (1995) degrees at Harvard.  He completed residency in internal medicine and fellowship in nephrology at Brigham and Women’s Hospital before joining the Harvard faculty, where he remained until 1998.  He then joined the faculty at University of California San Francisco, where he served as Director of Clinical Services in the Division of Nephrology and was promoted through the academic ranks to full Professor in the Departments of Medicine and Epidemiology and Biostatistics until joining the Stanford faculty as Professor and Division Chief in 2007.  In addition to an active clinical practice, administrative responsibilities, teaching and mentoring, Dr. Chertow has developed and maintained a robust clinical research program.  He has served or is currently serving in leadership roles for multiple NIDDK-, NHLBI-, and VA-sponsored clinical trials, including HEMO, DAC, ATN, FHN, SPRINT, PRESERVE, ISCHEMIA CKD, CURE-GN and TiME, and for several industry-sponsored clinical trials including TREAT, EVOLVE, BEACON, SYMPLICITY, REPRISE, CREDENCE, and DAPA-CKD.  He has served in an advisory capacity to the Medicare Payment Advisory Committee and the National Quality Forum on issues related to the ESRD program, on NIH study sections and in multiple roles with the American Society of Nephrology (ASN), including the Public Policy Board, Quality Metrics Taskforce, and as Associate Editor of the society’s leading journal.  He is Co-Editor of Brenner and Rector’s The Kidney.  Dr. Chertow was honored by the American Kidney Fund in 2007 with the National Torchbearer Award and in 2011 with the Nephrologist of the Year Award, in recognition of his contributions to the care of persons with kidney disease.  Dr. Chertow was elected to the American Society of Clinical Investigation in 2004, and in 2015, received the Belding H. Scribner Award from ASN and was elected to the Association of American Physicians and the National Academy of Medicine (formerly Institute of Medicine).  In 2018, Dr. Chertow received the David M. Hume Memorial Award, the highest honor given by the National Kidney Foundation to a distinguished scientist-clinician in the field of kidney and urologic diseases.

Suneel Gupta, Ph.D. Dr. Gupta is currently the Chief Development Officer at Protagonist. Previously, he was Chief Scientific Officer at Impax Pharmaceuticals, having joined them in 2008 and before that Dr. Gupta previously was with ALZA Corporation, a wholly owned subsidiary of Johnson & Johnson, for nearly 20 years. There, he was responsible for the strategic vision and execution of clinical research and development as Senior Vice President and distinguished research fellow. Dr Gupta’s research interest focuses on the influence of rate and route of drug delivery to discover new indications, as well as maximize clinical utility and/or effectiveness. With extensive experience in the development of drug delivery-based products across many therapeutic areas, Dr. Gupta has made significant contributions to the development of several therapeutics including Duragesic®, Durotap®, Nicoderm®, Testoderm®, Effidac®, Covera-HS®, Ditropan-XL®, Concerta®, Ionsys®, Jurnista®, Invega® and Priligy®. Before ALZA, he worked at Ciba Geigy (India) where he was responsible for scale-up and manufacturing of several products. Dr. Gupta received his PhD from the University of Manchester and was a Postdoctoral Fellow at UCSF. He is a coauthor on more than 200 research publications and co-inventor on more than 40 patents.

Dominic Marasco, R.Ph. Mr. Marasco is the Chief Commercial Officer of BioAgilytix Labs, based in Durham, NC.  He has more than 20 years of executive experience in C-suite strategic planning, commercial operations, global business development, clinical PhIII trial design strategy, alliance management, financial resourcing and P&L oversight within the Pharmaceutical, Biotech and Medical Device industries.

Prior to joining BioAgilytix, he served as Executive Vice President, Global Business Development, Commercial at Syneos Health, where he led the overall strategic direction of the global business development team for the commercial division both in the U.S. and internationally. He was also previously Head of U.S. Sales for the Neuroscience Business Unit at Amgen, Inc. and prior to that Global Commercial Head, Amgen Biosimilars. Mr. Marasco has also held executive-level commercial and business development positions at Sandoz Biopharmaceuticals (a Novartis company) and IQVIA (formerly Quintiles).

Mr. Marasco is a University of Southern California Adjunct Associate Professor of Pharmaceuticals and Health Economics for the School of Pharmacy and a member of the Health Policy and Management Executive Council at the Harvard T.H. Chan School of Public Health. He received his Bachelor of Science in Pharmacy from the Philadelphia College of Pharmacy and is a registered pharmacist with a current active licensure.

Our arrangements with these individuals do not entitle us to any of their existing or future intellectual property derived from their independent research or research with other third parties.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2021, we believe that, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is filed as an exhibit to this Annual Report on Form 10-K and is posted on our website, www. unicycive.com. We intend to post on our website all disclosures that are required by law or Nasdaq rules concerning any amendments to, or waivers from, any provision of the code.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or accrued during the years ended December 31, 2020 and 2021 to our named executive officers:

Name and Principal Position	Year	Salary(1) ($)	Bonus(1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Shalabh Gupta, M.D.,	2021	669,775	124,187	330,729	-	1,124,691
Chief Executive Officer	2020	495,000	148,500	-	-	643,500

Pramod Gupta, Ph.D.,	2021	187,500	-	231,555	68,750	487,805
Executive VP Pharmaceutical and Business Operations	2020	-	-	212,250	60,000	272,250

John Townsend, CPA,	2021	91,667	-	185,253	106,197	383,117
Chief Financial Officer	2020	-	-	-	39,750	39,750

(1)	Represents salary and bonus earned, but not all paid.

(2)	Represents the aggregate grant date fair values of stock option awards in accordance with FASB ASC No. 718-10. These values have been determined under the principles used to calculate the grant date fair market value of equity awards for purposes of the Company’s financial statements. The fair value of the common stock underlying the Company’s stock options prior to the IPO was estimated at each grant date and was determined on a periodic basis and based either on transactions with third parties in which common stock was sold for cash or with the assistance of an independent third-party valuation expert. Subsequent to our IPO, the fair value underlying the Company’s common stock is determined based on the public market closing price on each date of grant. Other assumptions used in our valuation of grants include expected term, volatility, and a risk-free interest rate.

(3)	Represents consulting fees earned prior to commencing formal employment with the Company.

Outstanding Equity Awards at December 31, 2021

The following table provides information regarding awards held by each of our named executive officers that were outstanding as of December 31, 2021.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date
Shalabh Gupta, M.D.,
Chief Executive Officer	-	170,543	0.13 – 5.00	8/2023 – 7/2031

Pramod Gupta, Ph.D.,
Executive VP Pharmaceutical and Business Operations	63,710	128,152	3.27 – 7.01	10/2029 – 7/2031

John Townsend, CPA,
Chief Financial Officer	-	41,861	5.00 – 7.01	3/2031 – 7/2031

Non-Employee Director Compensation

The following table sets forth the total compensation paid or accrued during the years ended December 31, 2020 and 2021 to our non-employee directors:

Name	Year	Option Awards (2) ($)	Fees Earned or Paid in Cash ($)	Total ($)
Sandeep Laumas, M.D. (1)	2021	-	27,500	27,500
	2020	-	-	-
John Ryan, M.D., Ph.D. (2)	2021	-	24,750	24,750
	2020	-	-	-
Brigitte Schiller, M.D. (3)	2021	150,000	25,438	175,438
	2020	-	-	-

(1)	Dr. Laumas was paid $27,500 as compensation for services as a member of the board of directors, chairman of the audit committee, and member of the compensation committee.

(2)	Dr. Ryan was paid $24,750 as compensation for services as a member of the board of directors, chairman of the compensation committee, and member of the nomination and corporate governance committee.
(3)

Dr. Schiller was paid $25,438 as compensation for services as a member of the board of directors, chairman of the nomination and corporate governance committee, and member of the audit committee. In connection with Dr. Schiller’s appointment to the board of directors in 2021, she received an option grant worth $50,000 on the date of grant and a restricted stock unit award worth $100,000 on the date of grant.

Employment Agreements

Shalabh Gupta Employment Agreement

On May 18, 2021, we entered into an employment agreement with Dr. Gupta, pursuant to which Dr. Gupta serves as our Founder and Chief Executive Officer. Dr. Gupta’s employment agreement provides for an annual base salary of $550,000 and provides that Dr. Gupta will be eligible for an annual discretionary bonus, with a target equal to 100% of his base salary, based on the achievement of certain performance objectives established by our Board of Directors. In accordance with the terms of Dr. Gupta’s employment agreement, he received a one-time equity grant of 116,279 stock options, which shall vest over a period of three years from the date of grant. In addition, Dr. Gupta’s employment agreement contains standard non-competition and non-solicitation provisions. Dr. Gupta is also eligible to receive additional equity-based compensation awards as the Company may grant from time to time. Dr. Gupta’s employment agreement further provides for standard expense reimbursement, vacation time and other standard executive benefits.

Pursuant to Dr. Gupta’s employment agreement, in the event his employment is terminated without cause, due to a non-renewal by the Company, or if he resigns for “good reason” (in each case, other than within twelve (12) months following a change in control), Dr. Gupta is entitled to (i) a cash payment equal to one and one-half (1.5) times the sum of his (x) annual base salary and (y) target bonus in effect on his last day of employment; (ii) continuation of health benefits for a period of 18 months; (iii) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (iv) a lump sum payment equal to the amount of annual bonus that was accrued through the date of termination for the year in which employment ends; and (v) subject to Dr. Gupta’s compliance with his restrictive covenants, the outstanding and unvested portion of any time-vesting equity award that would have vested during the one (1) year period following Dr. Gupta’s termination had he remained an employee shall automatically vest upon his termination date.

In the event that Dr. Gupta’s employment is terminated due to his death or disability, he will be entitled to receive (i) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (ii) a lump sum payment equal to the amount of annual bonus that was accrued for the year in which employment ends; and (iii) the acceleration and vesting in full of any then outstanding and unvested portion of any time-vesting equity award granted to him by the Company.

In the event that Dr. Gupta’s employment is terminated due to his non-renewal or resignation without “good reason,” he will be entitled to receive a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination.

In the event that Dr. Gupta’s employment is terminated by the Company without cause, due to non-renewal by the Company, or if he resigns for “good reason,” in each case within twelve (12) months following a change in control, Dr. Gupta is entitled to (i) a cash payment equal to two (2) times the sum of his (x) annual base salary and (y) target bonus in effect on his last day of employment; (ii) continuation of health benefits for a period of 24 months; (iii) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (iv) a lump sum payment equal to the amount of annual bonus that was accrued for the year in which employment ends prior to the date of termination; and (v) the acceleration and vesting in full of any then outstanding and unvested portion of any time-vesting equity award granted to him by the Company.

Pramod Gupta Employment Agreement

On March 22, 2021 (as amended April 28, 2021), we entered into an employment agreement with Mr. Gupta, pursuant to which Mr. Gupta serves as our Executive Vice President, Pharmaceutical and Business Operations. Mr. Gupta’s employment agreement provides for an annual base salary of $450,000 and provides that Mr. Gupta will be eligible for an annual discretionary bonus, with a target amount equal to 50% of his base salary, based on the achievement of certain performance objectives established by our Board of Directors. In accordance with the terms of Mr. Gupta’s employment agreement, he received a one-time equity grant of 34,884 stock options, which shall vest over a period of three years from the date of grant. In addition, Mr. Gupta’s employment agreement contains standard non-competition and non-solicitation provisions. Mr. Gupta is also eligible to receive additional equity-based compensation awards as the Company may grant from time to time. Mr. Gupta’s employment agreement further provides for standard expense reimbursement, vacation time and other standard executive benefits.

Pursuant to Mr. Gupta’s employment agreement, in the event his employment is terminated without cause, due to non-renewal by the Company, or if he resigns for “good reason,” (in each case, other than within twelve (12) months following a change in control), Mr. Gupta is entitled to (i) a cash payment equal to the sum of his (x) annual base salary and (y) target bonus in effect on his last day of employment; (ii) continuation of health benefits for a period of 12 months; (iii) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (iv) a lump sum payment equal to the amount of annual bonus that was accrued through the date of termination for the year in which employment ends; and (v) subject to Mr. Gupta’s compliance with his restrictive covenants, the outstanding and unvested portion of any time-vesting equity award that would vest on the next vesting date shall automatically vest upon his termination date, multiplied by a fraction, where the numerator is the number of days Mr. Gupta was employed since the last vesting date (or the date of grant, if such termination occurs prior to the first vesting date applicable to any such award) and the denominator is the total number of days since the last vesting date (or the date of grant, if such termination occurs prior to the first vesting date applicable to any such award) until the next vesting date.

In the event that Mr. Gupta’s employment is terminated due to his death or disability, he will be entitled to receive (i) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (ii) a lump sum payment equal to the amount of annual bonus that was accrued for the year in which employment ends; and (iii) the acceleration and vesting in full of any then outstanding and unvested portion of any time-vesting equity award granted to him by the Company.

In the event that Mr. Gupta’s employment is terminated due to his non-renewal or resignation without “good reason,” he will be entitled to receive a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination.

In the event that Mr. Gupta’s employment is terminated by the Company without cause, due to non-renewal by the Company, or if he resigns for “good reason,” in each case within twelve (12) months following a change in control, Mr. Gupta is entitled to (i) a cash payment equal to the sum of his (x) annual base salary and (y) target bonus in effect on his last day of employment; (ii) continuation of health benefits for a period of 12 months; (iii) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (iv) a lump sum payment equal to the amount of annual bonus that was accrued for the year in which employment ends prior to the date of termination; and (v) the acceleration and vesting in full of any then outstanding and unvested portion of any time-vesting equity award granted to him by the Company.

John Townsend Employment Agreement

On July 2, 2021 we entered into an employment agreement with Mr. John Townsend, pursuant to which Mr. Townsend serves as our Chief Financial Officer. Mr. Townsend’s employment agreement provides for an annual base salary of $220,000 and provides that Mr. Townsend will be eligible for an annual discretionary bonus, with a target amount equal to 30% of his base salary, based on the achievement of certain performance objectives established by our Board of Directors. In accordance with the terms of Mr. Townsend’s employment agreement, he received a one-time equity grant of 18,605 stock options, which shall vest over a period of three years from the date of grant. In addition, Mr. Townsend’s employment agreement contains standard non-competition and non-solicitation provisions. Mr. Townsend is also eligible to receive additional equity-based compensation awards as the Company may grant from time to time. Mr. Townsend’s employment agreement further provides for standard expense reimbursement, vacation time and other standard executive benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2022 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and named executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2022, pursuant to the exercise of options or warrants, vesting of common stock or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 14,996,534 shares of common stock issued and outstanding as of March 31, 2022.

Unless noted otherwise, the address of all listed stockholders is c/o Unicycive Therapeutics, Inc., 4300 El Camino Real, Suite 210, Los Altos, CA 94022.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage
Directors and Named Executive Officers:
Shalabh Gupta, M.D.	5,841,726	(1)	38.9%
John Townsend	6,298	(2)	*	%
John Ryan, M.D., Ph.D.	68,799	(3)	*	%
Sandeep Laumas, M.D.	116,474	(4)	*	%
Pramod Gupta, Ph.D.	81,152	(5)	*	%
Brigitte Schiller	-		*	%
All current named executive officers and directors as a group (6 persons)	6,114,449		40.7%

*	Represents beneficial ownership of less than 1%.

(1)	Includes 20,349 shares of common stock issuable upon exercise of vested stock options and 6,783 shares of common stock issuable upon exercise of stock options that vest within 60 days of March 31, 2022. Excludes 27,132 shares of common stock issuable upon exercise of stock options that are subject to vesting.

(2)	Includes 5,814 shares of common stock issuable upon exercise of vested stock options and 484 shares of common stock issuable upon exercise of stock options that vest within 60 days of March 31, 2022. Excludes 16,958 shares of common stock issuable upon exercise of stock options that are subject to vesting.

(3)	Includes 10,417 shares of common stock issuable upon exercise of vested stock options and 242 shares of common stock issuable upon exercise of stock options that vest within 60 days of March 31, 2022. Excludes 969 shares of common stock issuable upon exercise of stock options that are subject to vesting.

(4)	Includes 10,417 shares of common stock issuable upon exercise of vested stock options and 242 shares of common stock issuable upon exercise of stock options that vest within 60 days of March 31, 2022. Excludes 969 shares of common stock issuable upon exercise of stock options that are subject to vesting.

(5)	Includes 77,881 shares of common stock issuable upon exercise of vested stock options and 3,271 shares of common stock issuable upon exercise of stock options that vest within 60 days of March 31, 2022. Excludes 110,710 shares of common stock issuable upon exercise of stock options that are subject to vesting.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2018 Equity Incentive Plan	156,969	$0.01	-
2019 Stock Option Plan	425,949	$4.43	-
2021 Omnibus Equity Incentive Plan	628,150	$3.15	674,176
Total	1,211,068	$3.19	674,176

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal year ended December 31, 2020 and 2021 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Service Agreement with Globavir Biosciences, Inc.

We entered into a Service Agreement on July 1, 2017, as amended on April 6, 2020 (“Service Agreement”), with Globavir Biosciences, Inc. (“Globavir”). Our Chief Executive Officer is also the Chief Executive Officer of Globavir. Pursuant to the Service Agreement, we receive administrative, consulting services, shared office space and other services in connection with our drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one month periods after the initial termination date. Pursuant to the Service Agreement, we paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. As of December 31, 2020, $9,000 was payable to Globavir for service fees. During the fourth quarter of 2021, we determined that future services under the Service Agreement were no longer required, and we wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. Service fee expenses were $120,000 and $148,000 for the years ended December 31, 2020 and 2021, respectively, and were recorded as general and administrative expenses in the statements of operations.

Related Person Transaction Policy

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of our total assets at year-end. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Dr. Laumas, Dr. Ryan, and Dr. Schiller are each an “independent director,” as defined under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Mayer Hoffman McCann (“MHM”). Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

	2020	2021

Audit fees	$284,222	$327,411
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$284,222	$327,411

Audit Fees: Fees for audit services on an accrued basis.

Audit-Related Fees: Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.

Tax Fees: Fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: All other fees billed by the auditor for products and services not included in the foregoing categories.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2020 and 2021 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The financial statements required by this Item are included beginning at page F-1.

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Form S-1 filed on May 21, 2021)
4.2	Form of Warrant Agent Agreement (including the terms of the Warrant) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
4.3	Form of Underwriter’s Unit Purchase Option (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form S-1 filed on May 21, 2021)
4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.2+	2019 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.3+	2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-1 filed on May 21, 2021)
10.4	Assignment and Asset Purchase Agreement by and between the Company and Spectrum Pharmaceuticals, Inc., dated September 20, 2018 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.5	Exclusive License Agreement by and between the Company and Sphaera Pharma Pte. Ltd., dated October 1, 2017 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.6	Service Agreement by and between the Company and Globavir Biosciences, Inc. dated July 1, 2017 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.7+	Employment Agreement by and between the Company and Shalabh Gupta, M.D., dated May 18, 2021 (incorporated by reference to Exhibit 10.7 to Form S-1 filed on May 21, 2021)
10.8+	Employment Agreement by and between the Company and Pramod Gupta, M.D., dated March 22, 2021 incorporated by reference to Exhibit 10.8 to Form S-1 filed on May 21, 2021)
10.9+	Amendment to Employment Agreement by and between the Company and Pramod Gupta, M.D., dated April 28, 2021 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on May 21, 2021)
10.10#	Master Services Agreement, dated February 8, 2021, by and between Unicycive Therapeutics, Inc. and Ascent Development Services, Inc. (incorporated by reference to Exhibit 10.10 to Form S-1 filed on May 21, 2021)
14.1	Code of Business Conduct and Ethics
23.1	Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document .
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2022.

UNICYCIVE THERAPEUTICS, INC.

/s/ Shalabh Gupta
Shalabh Gupta
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Shalabh Gupta as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer (Principal Executive Officer),	March 31, 2022
Shalabh Gupta	President and Chairman of the Board of Directors

/s/ John Townsend	Chief Financial Officer	March 31, 2022
John Townsend	(Principal Financial and Accounting Officer)

/s/ John Ryan, M.D., Ph.D.	Director	March 31, 2022
John Ryan, M.D., Ph.D.

/s/ Sandeep Laumas, M.D.	Director	March 31, 2022
Sandeep Laumas, M.D.

/s/ Brigitte Schiller, M.D.	Director	March 31, 2022
Brigitte Schiller, M.D.