Form 10-Q
period 2022-03-31
Unicycive Therapeutics, Inc.
filed 2022-05-12
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

4300 El Camino Real, Suite 210

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

As of May 12, 2022, there were 15,028,511 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

(Unaudited)

	As of	As of
	December 31,	March 31,
	2021	2022
Assets
Current assets:
Cash	$16,579	$13,620
Prepaid expenses and other current assets	1,832	1,844
Total current assets	18,411	15,464
Right of use asset, net	305	268
Property, plant and equipment, net	28	28
Total assets	$18,744	$15,760

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$742	$589
Accrued liabilities	1,212	1,658
Operating lease liability - current	151	155
Total current liabilities	2,105	2,402
Operating lease liability – long term	155	114
Total liabilities	2,260	2,516
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock: $0.001 par value per share—10,000,000 shares authorized at December 31, 2021 and March 31, 2022; no shares issued and outstanding at December 31, 2021 and March 31, 2022	$-	$-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2021 and March 31, 2022; 14,996,534 shares issued and outstanding at December 31, 2021, and 15,020,517 shares issued and outstanding at March 31, 2022	15	15
Additional paid-in capital	32,408	32,705
Accumulated deficit	(15,939)	(19,476)

Total stockholders’ (deficit) equity	16,484	13,244
Total liabilities and stockholders’ (deficit) equity	$18,744	$15,760

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2022

Operating expenses:
Research and development	$450	$1,933
General and administrative	281	1,604
Total operating expenses	731	3,537
Loss from operations	(731)	(3,537)
Other expenses:
Interest expense	(252)	-
Gain on extinguishment of debt	19	-
Total other expenses	(233)	-
Net loss	$(964)	$(3,537)
Net loss per share, basic and diluted	$(0.11)	$(0.24)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	8,576,422	15,004,617

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	-	$-	8,514,070	$9	$3,242	$(5,922)	$(2,671)
Net loss	-	-	-	-	-	(964)	(964)
Issuance of common stock for exercise of options	-	-	233,819	-	31	-	31
Stock-based compensation expense	-	-	-	-	202	-	202
Balance at March 31, 2021	-	$-	8,747,889	$9	$3,475	$(6,886)	$(3,402)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	-	$-	14,996,534	$15	$32,408	$(15,939)	$16,484
Net loss	-	-	-	-	-	(3,537)	(3,537)
Issuance of common stock for exercise of options	-	-	23,983	-	7	-	7
Stock-based compensation expense	-	-	-	-	290	-	290
Balance at March 31, 2022	-	$-	15,020,517	$15	$32,705	$(19,476)	$13,244

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2022

Cash flows from operating activities
Net loss	$(964)	$(3,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	2
Stock-based compensation expense	202	290
Convertible debt discount amortization	197	-
Convertible debt non-cash interest	56	-
Amortization of operating lease right of use asset	-	37
Gain on extinguishment of debt	(19)	-
Deferred compensation to CEO	37	-
Changes in assets and liabilities:
Prepaid expense and other current assets	(80)	263
Prepaid related party service fee	(10)	-
Accounts payable and accrued liabilities	(83)	24
Operating lease liability	-	(36)
Related party service fee payable	(9)	-
Net cash used in operating activities	(673)	(2,957)
Cash flows from investing activities
Purchases of property, plant, and equipment	-	(2)
Net cash used in investing activities	-	(2)
Cash flows from financing activities
Proceeds from loan from stockholder	151	-
Proceeds from convertible notes	1,010	-
Repayment of loan from stockholder	(460)	-
Proceeds from exercise of options	119	-
Net cash provided by financing activities	820	-
Net increase (decrease) in cash	147	(2,959)
Cash at the beginning of the period	-	16,579
Cash at the end of the period	$147	$13,620
Supplemental cash flow information
Deferred offering costs included in accrued liabilities	$72	$-
Deferred preclinical charges included in prepaid expenses and other current assets	-	275
Cash paid for income taxes	$-	$-

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

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations for the foreseeable future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financings and loans from a stockholder to fund its operations. As of December 31, 2021 and March 31, 2022, the Company had an accumulated deficit of $15.9 million and $19.5 million, respectively.

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

The Company expects to continue incurring losses for the foreseeable future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. From January 2021 through May 2021, the Company received an aggregate of $1.1 million upon the issuance of convertible notes. These funds were used primarily to settle outstanding accounts payable as well as to make payments on the loan outstanding from the chief executive officer and principal stockholder. In addition, the Company received approximately $22.3 million in net proceeds from its IPO. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s current level of expenditures, and, given the Company’s cash balance of $13.6 million as of March 31, 2022, the Company believes that it will need funding before the end of the second quarter 2023 to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these financial statements are available to be issued. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements of the Company as of March 31, 2022 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2022.

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

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Additions, improvements, and major renewals or replacements that substantially extend the useful life of an asset are capitalized. Repairs and maintenance expenditures are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At March 31, 2022, management determined there were no impairments of the Company’s property and equipment.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, prepaid expenses, and accounts payable. The carrying amounts of these items approximate fair value as of December 31, 2021 and March 31, 2022 due to their short-term nature.

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

Research and Development Expenses

Substantially all of the Company’s research and development expenses consist of expenses incurred in connection with the development of the Company’s product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on the Company’s behalf and related progress estimates for those activities, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for the Company’s research and product development employees and allocated overheads, including information technology costs and utilities. The Company expenses both internal and external research and development expenses as they are incurred.

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

Subsequent to the IPO, the Company determines the fair value of common stock from closing prices as quoted on the NASDAQ exchange.

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

The Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174, which became effective January 1, 2022. We are monitoring legislation for any further changes to Section 174 and the impact, if any, to the financial statements in 2022.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2022 and must be applied using either a modified or full retrospective approach. Early adoption is permitted, but no earlier than annual periods beginning after December 15, 2020. The Company adopted the standard on January 1, 2022, and the adoption did not have a material effect on the Company’s financial statements.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Renazorb and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 313,663 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Renazorb Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. The Company is also required to pay Spectrum 40% of all of the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Renazorb Purchase Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Renazorb Purchase Agreement.

On February 8, 2021, the Company entered into a Master Services Agreement (the “Renazorb Development Agreement”) with Ascent Development Services, Inc. (“Ascent”) pursuant to which Ascent will provide strategic services related to the development of Renazorb or other investigational products (the “Compounds”) for clinical use and regulatory approval in Japan and other Asian countries. The Renazorb Development Agreement anticipates services to be provided by Ascent will include market research, facilitation of informal and formal meetings with Japan’s Pharmaceutical and Medical Devices Agency (“PMDA”), management of contract research organizations and clinical trials, and government applications and regulatory filings related to the Asian development of the Compounds. Unicycive will supply the Compounds or other materials necessary for Ascent to perform the development services. The initial Statement of Work (“SOW”) under the Renazorb Development Agreement encompasses the development of clinical strategy as well as both informal and formal meetings with the PMDA. The budget for the initial SOW is approximately 24,000,000 Japanese Yen, and an upfront payment of approximately $87,000, was paid to Ascent upon the execution of the Renazorb Development Agreement and deliverables for the initial SOW were completed by December 31, 2021.

On July 19, 2021, the Company entered into an agreement with Syneos Health LLC (“Syneos”) pursuant to which Syneos will provide preclinical research and analysis services related to the development of UNI-494. The budget for the initial study, which will also include clinical pharmacology, translational sciences, and bioanalytical services, is approximately $1.9 million. Related payments totaling approximately $883,000 have been paid to Syneos as of March 31, 2022, and approximately $738,000 of this amount is recorded as prepaid expense in the accompanying balance sheet as of March 31, 2022.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The budget for the initial study is approximately $3.2 million. Related payments totaling approximately $321,000 have been paid to Quotient as of March 31, 2022, and approximately $306,000 of this amount is recorded as prepaid expense in the accompanying balance sheet as of March 31, 2022.

On February 9, 2022, the Company entered into a Master Services Agreement with CBCC Global Research Inc. (“CBCC”), a California based company that provides clinical trial and related service, for the purpose of performing clinical research in support of Renazorb. The budget for the initial study is approximately $1.4 million. Related payments totaling approximately $94,000 have been paid to CBCC as of March 31, 2022, and approximately $58,000 of this amount is recorded as prepaid expense in the accompanying balance sheet as of March 31, 2022.

4. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2021 and March 31, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2021	2022

Prepaid directors and officers liability insurance premiums	$821	$433
Prepaid preclinical services	885	1,274
Other	126	137
Total	$1,832	$1,844

Property, plant and equipment as of December 31, 2021 and March 31, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2021	2022

Leasehold improvements	$15	$15
Furniture and fixtures	14	16
Subtotal	29	31
Less accumulated depreciation	(1)	(3)
Net	$28	$28

Accounts payable as of December 31, 2021 and March 31, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2021	2022

Trade accounts payable	$713	$562
Credit card liability	29	27
Total	$742	$589

Accrued liabilities as of December 31, 2021 and March 31, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2021	2022

Accrued labor costs	$691	$1,015
Accrued drug development costs	369	496
Other	152	147
Total	$1,212	$1,658

5. Operating Lease

The Company leases office space under an operating lease. In December 2021, the Company entered into a lease agreement for 2,367 square feet of office space commencing December 1, 2021. The initial lease term is for two years, and there is an option to extend the lease for an additional year.

In accounting for the leases, the Company adopted ASC 842 Leases on January 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and, at December 1, 2021, determined that the present value of the lease was approximately $318,000 using a discount rate of 8.0%. In accordance with ASC 842, the right-of-use asset will be amortized over the life of the underlying lease. The Company determined that the option to extend the lease for an additional year was not considered reasonably certain at December 31, 2021or March 31, 2022. During the three months ended March 31, 2022, the Company reflected amortization of right-of-use asset of approximately $37,000, resulting in a right of use asset balance of $268,000.

During the three months ended March 31, 2022, the Company made cash payments on the lease of $42,000 towards the lease liabilities. As of March 31, 2022, the total lease liability was $269,000. ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the lease for the three months ended March 31, 2022 was approximately $43,000.

As of March 31, 2022, maturities of the Company’s lease liabilities are as follows (in thousands, unaudited):

Operating Lease
Year ending December 31, 2022	$127
Year ending December 31, 2023	162
Total lease payments	289
Less imputed interest rate / present value discount	(20)
Present value of lease liability	269
Less current portion	(155)
Long term portion	$114

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

The Company accounted for the 2021 Notes as stock-settled debt and was accreting the carrying amount of the 2021 Notes to the settlement amount through maturity.

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

The Company accounted for the 2020 Notes as stock-settled debt and was accreting the carrying amount of the 2020 Notes to the settlement amount through maturity. As of December 31, 2020, unpaid and accrued interest of $53,000 as well as debt discount accretion expense of approximately $186,000 was included with the convertible notes on the balance sheet.

As a result of the Company’s initial public offering on July 13, 2021, approximately $2,387,000 of principal and $191,000 of unpaid accrued interest related to the 2021 and 2020 Notes was converted into shares of common stock. Additionally the noteholders were granted warrants equal to 25% of the conversion shares issued. The conversion resulted in a loss of $431,000 that was included as loss on debt conversion in the statement of operations for the three months ended September 30, 2021.

Paycheck Protection Program Loan

On April 23, 2020, the Company entered into an $18,000 loan with Silicon Valley Bank pursuant to the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) as well as a $1,000 loan pursuant to the Economic Injury Disaster Assistance Program. The PPP loan proceeds are intended to be used for payroll over the eight-week period following the date of the loan. The loan terms provide that no principal or interest payments are due and interest will accrue at 1% per annum commencing on April 23, 2020 through October 23, 2020 (deferral period). Commencing one month after the deferral period and continuing monthly through the maturity of the loan on April 23, 2022, equal monthly payments of principal and interest are due. The Company classified the loans as a current liability, has applied for and received loan forgiveness in February 2021, and recorded a gain on extinguishment of debt in the statement of operations for the three months ended March 31, 2021.

7. Related Party Transactions

Loan from Chief Executive Officer and Stockholder

The Company received advances from the stockholder of $150,000 during the three months ended March 31, 2021. The Company repaid amounts owed to the stockholder of $144,000 during the three months ended March 31, 2021. The Company repaid all amounts owed to the stockholder during the year ended December 31, 2021.

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

On July 1, 2017, as amended on April 6, 2020, the Company entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one-month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, after initially determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the three months ended March 31, 2022, after determining that although a shared office space is no longer utilized, consulting services continue to be provided, the Company plans to amend the Service Agreement to reflect the consulting services and a reduced service fee of $6,000 per month.

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

In March 2021, the Company signed an advisory services agreement with The Benchmark Company LLC (“Benchmark”) pursuant to which the Company would pay Benchmark a $150,000 advisory fee upon the closing of the initial public offering, and Benchmark would provide advisory services with respect to the public offering. The Company paid the advisory fee in July 2021.

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

Employee Benefit Plan

In December 2021, the Company implemented a 401K Plan which covers all eligible employees of the Company (the “401K Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401K Plan provides that the Company match each participant's contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401K Plan totaled approximately $0 and $19,000 for the three months ended March 31, 2021 and 2022, respectively.

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

The following table summarizes activity for warrants for the three months ended March 31, 2022:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2021	4,784,193	6.00	4.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, March 31, 2022	4,784,193	6.00	4.29	-

During the three months ended March 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of March 31, 2022, 52,414 of the options remained unvested. Proceeds received related to the unvested options of $53,000 at March 31, 2022 were recorded in accrued liabilities on the accompanying balance sheets and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. Proceeds received related to the vested portion of options of $31,000 and $7,000 were reclassified to equity at March 31, 2021 and March 31, 2022, respectively. The vested portion of the exercises was 331,300 shares at March 31, 2022.

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

Preferred Stock

As of December 31, 2021 and March 31, 2022, the Company had 10,000,000 shares of preferred stock authorized, par value of $0.001 per share and no shares of preferred stock were issued or outstanding.

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

The following table summarizes activity for stock options under all plans for the three months ended March 31, 2022:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2021	1,211,068	3.19	8.66	321
Options granted	-
Options forfeited	-
Options exercised	(23,983)	0.31
Outstanding, March 31, 2022	1,187,085	3.25	8.53	172

Options vested and exercisable as of March 31, 2022	399,634	$3.14	8.02	$121

As of March 31, 2022, the unrecognized compensation cost related to outstanding stock options was $1.8 million, which is expected to be recognized as expense over approximately 2.3 years.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three months ended March 31, 2021 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2021	2022

Research and development	$184	$99
General and administrative	18	191
Total stock-based compensation	$202	$290

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

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the three months ended March 31, 2021 and 2022:

	Three Months Ended
	March 31,
	2021	2022
Expected volatility	104.00 – 105.00%	-%
Risk-free interest rate	0.92%	-%
Dividend yield	-%	-%
Expected term	5.13 – 6.25 years	-

11. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2022
Numerator:
Net loss	$(964)	$(3,537)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	8,576,422	15,004,617
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.24)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2021	2022

Options to purchase common stock	684,322	1,187,085
Warrants to purchase common stock	-	4,784,193
Total	684,322	5,971,278

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three-month period ended March 31, 2022 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this quarterly report and in our previously filed Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this quarterly report. See “Information Regarding Forward-Looking Statements.” All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $10.0 million and $3.5 million for the twelve months ended December 31, 2021 and for the three months ended March 31, 2022, respectively. As of March 31, 2022, we had an accumulated deficit of $19.5 million. We expect that our operating expenses will increase significantly as we continue to advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company.

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

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including salaries and bonuses, benefits and stock-based compensation expenses, professional fees for legal, consulting, accounting and tax services, including information technology costs and utilities, and other general operating expenses not otherwise classified as research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2022	Change	% Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$450	$1,933	$1,483	330%
General and administrative	281	1,604	1,323	471%
Total operating expenses	731	3,537	2,806	384%
Loss from operations	(731)	(3,537)	(2,806)	384%
Other income (expenses):
Interest expense	(252)	-	252	100%
Gain on extinguishment of debt	19	-	(19)	100%
Total other income (expenses)	(233)	-	233	100%

Net loss	$(964)	$(3,537)	$(2,573)	267%

Research and Development Expenses

Research and development expenses increased by approximately $1.5 million, or 330%, from approximately $450,000 for the three months ended March 31, 2021 to approximately $1.9 million for the three months ended March 31, 2022. The increase in research and development expenses was primarily due to a $843,000 increase in drug development costs. Labor costs increased $604,000 from the prior period. Consulting and other costs increased $123,000. Non-cash stock compensation decreased $85,000.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million, or 471%, from approximately $281,000 for the three months ended March 31, 2021 to approximately $1.6 million for the three months ended March 31, 2022 primarily due to an increase of $389,000 in insurance expense for directors and officers. Labor costs increased $293,000 from the prior period. Consulting and professional services costs increased $371,000, and stock compensation, travel, rent, and other costs increased $270,000.

Other Income (Expenses)

Other income (expenses) decreased by $233,000, or 100% from approximately $233,000 for the three months ended March 31, 2021 to $0 for the three months ended March 31, 2022. The decrease was due primarily to the conversion to equity in July 2021 of our outstanding convertible notes, including accrued interest, as a result of our initial public offering. The decrease was partially offset by a gain on debt extinguishment of $19,000 during the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through March 31, 2022, we have funded our operations with the sale of common stock, convertible notes and from a loan from our Chief Executive Officer and principal stockholder. During 2020, we raised additional funds through private placements by issuing common stock for $141,000 and by issuing $1.3 million in convertible notes to investors. During the year ended December 31, 2021, we raised $1.1 million through the issuance of convertible notes to investors.

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

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2022, we had a net loss of $3.5 million, and we expect to incur substantial additional losses in future periods. As of March 31, 2022, we had an accumulated deficit of $19.5 million.

We expect to continue incurring losses for the foreseeable future and will be required to raise additional capital in the future to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, we may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. Based on the Company’s current level of expenditures, after receiving the net proceeds of $22.3 million on July 15, 2021 as a result of the Company’s IPO and given the Company’s cash balance of approximately $13.6 million as of March 31, 2022, the Company believes that it will need funding before the end of the second quarter 2023 to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these financial statements are available to be issued. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

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

Related Party Payable

We entered into a Service Agreement on July 1, 2017, as amended on April 6, 2020 (“Service Agreement”), with Globavir Biosciences, Inc. (“Globavir”). Our Chief Executive Officer is also the Chief Executive Officer of Globavir. Pursuant to the Service Agreement, we receive administrative, consulting services, shared office space and other services in connection with our drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one-month periods after the initial termination date. Pursuant to the Service Agreement, we paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, we determined that future services under the Service Agreement were no longer required, and we wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the three months ended March 31, 2022, after determining that although a shared office space is no longer utilized, consulting services continue to be provided, the Company plans to amend the Service Agreement to reflect the consulting services and a reduced service fee of $6,000 per month.

Convertible Notes

In January through May 2021, we issued convertible notes (the “2021 Notes”) in the aggregate principal amount of approximately $1,098,000. The 2021 Notes bear interest at a rate of 12% per annum, payable at maturity, and mature between January and May 2022. The 2021 Notes shall automatically convert into shares of our common stock upon the closing of a financing pursuant to which we receive gross proceeds of at least $500,000 (a “Qualified Financing”) or upon a change of control. The 2021 Notes shall convert into such numbers of shares of our common stock equal to the conversion amount divided by the Conversion Price. “Conversion Price” means (i) in the event of a Qualified Financing, 70% of the price per share (or conversion price, as applicable) of common stock (or securities convertible into common stock, as applicable) sold in such financing or (ii) in the event of a change of control, the price per share reflected in such transaction.

We accounted for the 2021 Notes as stock-settled debt and were accreting the carrying amount of the 2021 Notes to the settlement amount through maturity.

In July through November 2020, we issued convertible notes (the “2020 Notes”) in the aggregate principal amount of $1,290,000. The 2020 Notes bear interest at a rate of 12% per annum, payable at maturity, and mature between July and November, 2021. The 2020 Notes shall automatically convert into shares of our common stock upon the closing of a financing pursuant to which we receive gross proceeds of at least $500,000 (a “Qualified Financing”) or upon a change of control. The 2020 Notes shall convert into such numbers of shares of our common stock equal to the conversion amount divided by the Conversion Price. “Conversion Price” means (i) in the event of a Qualified Financing, 70% of the price per share (or conversion price, as applicable) of common stock (or securities convertible into common stock, as applicable) sold in such financing or (ii) in the event of a change of control, the price per share reflected in such transaction.

We accounted for the 2020 Notes as stock-settled debt and were accreting the carrying amount of the 2020 Notes to the settlement amount through maturity. As of December 31, 2020, unpaid and accrued interest of $53,000 as well as debt discount accretion expense of approximately $186,000 was included with the convertible notes on the balance sheet.

As a result of our initial public offering on July 13, 2021, approximately $2,387,000 of principal and $191,000 of unpaid accrued interest related to the 2021 and 2020 Notes was converted into shares of common stock. Additionally, the noteholders were granted warrants equal to 25% of the conversion shares issued. The conversion resulted in a loss of $431,000 that was included as loss on debt conversion in the statement of operations for the three months ended September 30, 2021.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2022
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(673)	$(2,957)
Investing activities	-	(2)
Financing activities	820	-
Net increase (decrease) in cash	$147	$(2,959)

Cash Flows from Operating Activities

Net cash used in operating activities was $3.0 million for the three months ended March 31, 2022. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $3.5 million after including the effect of non-cash adjustments for stock compensation and amortization of lease asset.

Net cash used in operating activities was $673,000 for the three months ended March 31, 2021. Cash used in operating activities was primarily due to the use of funds in our operations for labor costs, accounting services, and consulting services to develop drug candidates, resulting in a net loss of $1.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,000 for the three months ended March 31, 2022 and was due to the purchase of furniture and fixtures for our corporate office. There were no comparable fixed asset purchases during the prior year.

Cash Flows from Financing Activities

There were no cash flows provided by financing activities during the three months ended March 31, 2022.

Net cash provided by financing activities was $820,000 for the three months ended March 31, 2021 and was primarily related to the issuance of convertible notes to investors for $1.0 million as well as the receipt of $119,000 in proceeds from the exercise of options. Net repayments on loans from our chief executive officer offset the cash inflows by $309,000.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to research and development accruals, stock-based compensation and common stock valuations. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022 from those used for the year ended December 31, 2021. The below policies are listed to provide a list of our policies for the most significant critical policies.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of March 31, 2022. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

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

Management is taking steps to remediate the material weakness in our internal control over financial reporting. To address the issues, we plan to hire additional personnel. Specifically, management will:

●	Increase the number of accounting personnel;

●	Engage third party experts to assist management in completing a comprehensive risk assessment to identify, design and implement control activities; and

●	Review and enhance business policies, procedures and related internal controls to standardize business processes.

We expect to complete the remediation by the end of 2022. We expect to incur additional costs to remediate this weakness, primarily personnel costs.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at March 31, 2022 with respect to such matters.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2022.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	May 12, 2022
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	May 12, 2022
John Townsend	(Principal Financial and Accounting Officer)