Form 10-Q
period 2022-06-30
Unicycive Therapeutics, Inc.
filed 2022-08-15
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 15,052,493 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited)

	As of	As of
	December 31,	June 30,
	2021	2022
Assets
Current assets:
Cash	$16,579	$10,573
Prepaid expenses and other current assets	1,832	1,987
Total current assets	18,411	12,560
Right of use asset, net	305	230
Property, plant and equipment, net	28	26
Total assets	$18,744	$12,816

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$742	$747
Accrued liabilities	1,212	1,927
Operating lease liability – current	151	160
Total current liabilities	2,105	2,834
Operating lease liability – long term	155	72
Total liabilities	2,260	2,906
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock: $0.001 par value per share—10,000,000 shares authorized at December 31, 2021 and June 30, 2022; no shares issued and outstanding at December 31, 2021 and June 30, 2022	$-	$-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2021 and June 30, 2022; 14,996,534 shares issued and outstanding at December 31, 2021, and 15,044,498 shares issued and outstanding at June 30, 2022	15	15
Additional paid-in capital	32,408	33,007
Accumulated deficit	(15,939)	(23,112)
Total stockholders’ (deficit) equity	16,484	9,910
Total liabilities and stockholders’ (deficit) equity	$18,744	$12,816

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Operating expenses:
Research and development	$493	$1,860	$942	$3,793
General and administrative	286	1,776	568	3,380
Total operating expenses	779	3,636	1,510	7,173
Loss from operations	(779)	(3,636)	(1,510)	(7,173)
Other expenses:
Interest expense	(321)	-	(573)	-
Gain on extinguishment of debt	-	-	19	-
Total other expenses	(321)	-	(554)	-
Net loss	$(1,100)	$(3,636)	$(2,064)	$(7,173)
Net loss per share, basic and diluted	$(0.13)	$(0.24)	$(0.24)	$(0.48)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	8,771,290	15,028,689	8,677,497	15,024,581

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	-	$-	8,514,070	$9	$3,242	$(5,922)	$(2,671)
Net loss	-	-	-	-	-	(964)	(964)
Issuance of common stock for exercise of options	-	-	233,819	-	31	-	31
Stock-based compensation expense	-	-	-	-	202	-	202
Balance at March 31, 2021	-	-	8,747,889	9	3,475	(6,886)	(3,402)
Net loss	-	-	-	-	-	(1,100)	(1,100)
Issuance of common stock for exercise of options	-	-	23,401	-	6	-	6
Stock-based compensation expense	-	-	-	-	294	-	294
Balance at June 30, 2021	-	$-	8,771,290	$9	$3,775	$(7,986)	$(4,202)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	-	$-	14,996,534	$15	$32,408	$(15,939)	$16,484
Net loss	-	-	-	-	-	(3,537)	(3,537)
Issuance of common stock for exercise of options	-	-	23,983	-	7	-	7
Stock-based compensation expense	-	-	-	-	290	-	290
Balance at March 31, 2022	-	-	15,020,517	15	32,705	(19,476)	13,244
Net loss	-	-	-	-	-	(3,636)	(3,636)
Issuance of common stock for exercise of options	-	-	23,981	-	8	-	8
Stock-based compensation expense	-	-	-	-	294	-	294
Balance at June 30, 2022	-	$-	15,044,498	$15	$33,007	$(23,112)	$9,910

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2022

Cash flows from operating activities
Net loss	$(2,064)	$(7,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	4
Stock-based compensation expense	496	584
Convertible debt discount amortization	447	-
Convertible debt non-cash interest	127	-
Amortization of operating lease right of use asset	-	75
Gain on extinguishment of debt	(19)	-
Deferred compensation to CEO	157	-
Changes in assets and liabilities:
Prepaid expense and other current assets	(7)	625
Prepaid related party service fee	(38)	-
Accounts payable and accrued liabilities	20	(46)
Operating lease liability	-	(73)
Related party service fee payable	(9)	-
Net cash used in operating activities	(890)	(6,004)
Cash flows from investing activities
Purchases of property, plant, and equipment	-	(2)
Net cash used in investing activities	-	(2)
Cash flows from financing activities
Proceeds from loan from stockholder	237	-
Proceeds from convertible notes	1,098	-
Repayment of loan from stockholder	(460)	-
Deferred offering costs	(103)	-
Proceeds from exercise of options	119	-
Net cash provided by financing activities	891	-
Net increase (decrease) in cash	1	(6,006)
Cash at the beginning of the period	-	16,579
Cash at the end of the period	$1	$10,573
Supplemental cash flow information
Deferred offering costs included in accrued liabilities	$519	$-
Deferred preclinical charges included in prepaid expenses and other current assets	-	780
Cash paid for income taxes	$-	$-

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

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations for the foreseeable future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financings and loans from a stockholder to fund its operations. As of December 31, 2021 and June 30, 2022, the Company had an accumulated deficit of $15.9 million and $23.1 million, respectively.

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

The Company expects to continue incurring losses for the foreseeable future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. From January 2021 through May 2021, the Company received an aggregate of $1.1 million upon the issuance of convertible notes. These funds were used primarily to settle outstanding accounts payable as well as to make payments on the loan outstanding from the chief executive officer and principal stockholder. In addition, the Company received approximately $22.3 million in net proceeds from its IPO. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s current level of expenditures, and, given the Company’s cash balance of $10.6 million as of June 30, 2022, the Company believes that it will need funding before the end of the second quarter 2023 to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates.

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

The accompanying unaudited financial statements of the Company as of June 30, 2022 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2022.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At June 30, 2022, management determined there were no impairments of the Company’s property and equipment.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, prepaid expenses, accounts payable, convertible notes and a loan from the Chief Executive Officer and stockholder of the Company. The carrying amounts of these items approximate fair value as of December 31, 2021 and June 30, 2022 due to their short-term nature.

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

On July 19, 2021, the Company entered into an agreement with Syneos Health LLC (“Syneos”) pursuant to which Syneos will provide preclinical research and analysis services related to the development of UNI-494. The budget for the initial study, which will also include clinical pharmacology, translational sciences, and bioanalytical services, is approximately $1.9 million. Related payments totaling approximately $1.2 million have been paid to Syneos as of June 30, 2022, and approximately $0.7 million of this amount is recorded as prepaid expense in the accompanying balance sheet as of June 30, 2022.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The budget for the initial study is approximately $3.2 million. Related payments totaling approximately $0.4 million have been paid to Quotient as of June 30, 2022, and approximately $0.1 million of this amount is recorded as prepaid expense in the accompanying balance sheet as of June 30, 2022.

On February 9, 2022, the Company entered into a Master Services Agreement with CBCC Global Research Inc. (“CBCC”), a California based company that provides clinical trial and related services, for the purpose of performing clinical research in support of Renazorb. The budget for the initial study is approximately $1.4 million. Related payments totaling approximately $0.3 million have been paid to CBCC as of June 30, 2022, and approximately $0.1 million of this amount is recorded as prepaid expense in the accompanying balance sheet as of June 30, 2022.

On June 29, 2022, the Company entered into an Agreement with Inotiv, an Indiana based company that provides preclinical trial and related services, for the purpose of performing research in support of Renazorb. The budget for the initial study is approximately $0.8 million. No related payments have been paid to Inotiv as of June 30, 2022.

4. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2021 and June 30, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2021	2022

Prepaid directors and officers liability insurance premiums	$821	$46
Prepaid preclinical services	885	1,837
Other	126	104
Total	$1,832	$1,987

Property, plant and equipment as of December 31, 2021 and June 30, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2021	2022

Leasehold improvements	$15	$15
Furniture and fixtures	14	15
Subtotal	29	30
Less accumulated depreciation	(1)	(4)
Net	$28	$26

Accounts payable as of December 31, 2021 and June 30, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2021	2022

Trade accounts payable	$713	$699
Credit card liability	29	48
Total	$742	$747

Accrued liabilities as of December 31, 2021 and June 30, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2021	2022

Accrued labor costs	$691	$1,357
Accrued drug development costs	369	439
Other	152	131
Total	$1,212	$1,927

5. Operating Lease

The Company leases office space under an operating lease. In December 2021, the Company entered into a lease agreement for 2,367 square feet of office space commencing December 1, 2021. The initial lease term is for two years, and there is an option to extend the lease for an additional year.

In accounting for the leases, the Company adopted ASC 842 Leases on January 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and, at December 1, 2021, determined that the present value of the lease was approximately $318,000 using a discount rate of 8.0%. In accordance with ASC 842, the right-of-use asset will be amortized over the life of the underlying lease. The Company determined that the option to extend the lease for an additional year was not considered reasonably certain at December 31, 2021 or June 30, 2022. During the three and six months ended June 30, 2022, the Company reflected amortization of right-of-use asset of approximately $38,000 and $75,000, respectively, resulting in a right of use asset balance at June 30, 2022 of $230,000.

During the six months ended June 30, 2022, the Company made cash payments on the lease of approximately $85,000 towards the lease liabilities. As of June 30, 2022, the total lease liability was $232,000. ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the lease for the three and six months ended June 30, 2022 was approximately $43,000 and $86,000, respectively.

As of June 30, 2022, maturities of the Company’s lease liabilities are as follows (in thousands, unaudited):

Operating Lease
Year ending December 31, 2022	$85
Year ending December 31, 2023	162
Total lease payments	247
Less imputed interest rate / present value discount	(15)
Present value of lease liability	232
Less current portion	(160)
Long term portion	$72

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

As a result of the Company’s initial public offering on July 13, 2021, approximately $2,387,000 of principal and $191,000 of unpaid accrued interest related to the 2021 and 2020 Notes was converted into shares of common stock. Additionally, the noteholders were granted warrants equal to 25% of the conversion shares issued. The conversion resulted in a loss of $431,000.

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

7. Related Party Transactions

Loan from Chief Executive Officer and Stockholder

The Company received advances from the stockholder of $236,000 during the six months ended June 30, 2021. The Company repaid amounts owed to the stockholder of $144,000 during the six months ended June 30, 2021. The Company repaid all amounts owed to the stockholder during the year ended December 31, 2021.

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

On July 1, 2017, as amended on April 6, 2020, the Company entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one-month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, after initially determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the six months ended June 30, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, the Company amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022.

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

The following table summarizes activity for warrants for the six months ended June 30, 2022:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2021	4,784,193	6.00	4.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, June 30, 2022	4,784,193	6.00	4.04	-

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

Preferred Stock

As of December 31, 2021 and June 30, 2022, the Company had 10,000,000 shares of preferred stock authorized, par value of $0.001 per share and no shares of preferred stock were issued or outstanding.

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

The following table summarizes activity for stock options under all plans for the six months ended June 30, 2022:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding, December 31, 2021	1,211,068	3.19	8.66	321
Options granted	14,000
Options forfeited	-
Options exercised	(47,964)	0.31
Outstanding, June 30, 2022	1,177,104	3.28	8.43	94

Options vested and exercisable as of June 30, 2022	483,986	$3.05	7.96	$80

The grant date fair value of options granted during the six months ended June 30, 2022 was $8,000.

As of June 30, 2022, the unrecognized compensation cost related to outstanding stock options was $1.5 million, which is expected to be recognized as expense over approximately 2.2 years.

During the three months ended March 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of June 30, 2022, 28,433 of the options remained unvested. Proceeds received related to the unvested options of approximately $46,000 at June 30, 2022 were recorded in accrued liabilities on the accompanying balance sheets and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. Proceeds received related to the vested portion of options of $37,000 and $15,000 were reclassified to equity during the six-month periods ended June 30, 2021 and 2022, respectively. The vested portion of the exercises was 355,281 shares at June 30, 2022.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three and six months ended June 30, 2021 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022

Research and development	$271	$101	$456	$200
General and administrative	23	193	40	384
Total stock-based compensation	$294	$294	$496	$584

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

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the six months ended June 30, 2021 and 2022:

	Six Months Ended
	June 30,
	2021	2022
Expected volatility	104.00 – 105.00%	101.00%
Risk-free interest rate	0.92%	2.92%
Dividend yield	-%	-%
Expected term	5.13 – 6.25 years	6.25 years

11. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Numerator:
Net loss	$(1,100)	$(3,636)	$(2,064)	$(7,173)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	8,771,290	15,028,689	8,677,497	15,024,581
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.24)	$(0.24)	$(0.48)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Options to purchase common stock	660,921	1,177,104	660,921	1,177,104
Warrants to purchase common stock	-	4,784,193	-	4,784,193
Total	660,921	5,961,297	660,921	5,961,297

12. Subsequent events

On July 14, 2022, the Company entered into a license agreement with Lee's Pharmaceutical (HK) Limited. Under the terms of the agreement, Lee’s Pharmaceutical will be responsible for development, registration filing and approval for Renazorb in China, Hong Kong, and certain other Asian markets. In addition, Lee’s Pharmaceutical will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Renazorb in the licensed territories. The Company has received an upfront payment of $1.0 million, expects to receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties upon achievement of prespecified regulatory and commercial achievements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2022 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Overview

We are a clinical-stage biotechnology company dedicated to developing treatments for serious and life-threatening diseases. Currently, two of our programs are focused on kidney diseases that we believe have the potential to offer medical benefit. As we grow the Company and build our team, we intend to focus on identifying medical conditions within and outside of kidney disease. Our current development programs are focused on the development of two novel therapies: Renazorb, for treatment of hyperphosphatemia in patients with endstage renal disease (ESRD), a latestage chronic kidney disease, and UNI-494, for treatment of acute kidney injury (AKI). Based on the unique mechanism of action of UNI-494 to restore mitochondrial function, UNI-494 has potential applications in several indications in which mitochondrial dysfunction is implicated, such as chronic kidney disease (CKD), liver diseases and ophthalmic diseases.

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

Our business model is to license drugs and technologies, and pursue development, regulatory approval, and commercialization of those products in global markets. Many biotechnology companies utilize similar strategies of in-licensing and then developing and commercializing drugs. We believe, however, that our management team’s broad network and extensive drug development expertise in the biopharmaceutical industry, and successful track record, gives us an advantage in identifying and bringing these assets into the Company at an attractive price with limited upfront cost.

Since our formation we have devoted substantial resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $2.0 million and $7.2 million for the six months ended June 30, 2021, and for the six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $23.1 million. We expect that our operating expenses will increase significantly as we continue to advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect, and enforce our intellectual property portfolio; and hire additional personnel to execute our plans. In addition, we expect to incur additional costs associated with operating as a public company.

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

The Impact of the COVID-19 Pandemic and Climate Change on Our Business

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

Our suppliers and service providers may also experience a disruption in their business as a result of natural or man-made disasters. A significant natural or man-made disaster, such as an earthquake, prolonged or repeated power outage, fire, drought or other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage our facilities or the facilities of our suppliers or service providers, which could have a material adverse effect on our business and financial condition. At the current time, we are unable to quantify the potential effects of climate change on our future financial statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2022	Change	% Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$493	$1,860	$1,367	277%
General and administrative	286	1,776	1,490	521%
Total operating expenses	779	3,636	2,857	367%
Loss from operations	(779)	(3,636)	(2,857)	367%
Other income (expenses):
Interest expense	(321)	-	321	(100)%
Total other income (expenses)	(321)	-	321	(100)%

Net loss	$(1,100)	$(3,636)	$(2,536)	231%

Research and Development Expenses

Research and development expenses increased by approximately $1.4 million, or 277%, from approximately $493,000 for the three months ended June 30, 2021 to approximately $1.9 million for the three months ended June 30, 2022. The increase in research and development expenses was primarily due to a $895,000 increase in drug development costs. Labor costs increased $625,000 from the prior period. Other costs increased $17,000. Non-cash stock compensation decreased $170,000.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, or 521%, from approximately $286,000 for the three months ended June 30, 2021 to approximately $1.8 million for the three months ended June 30, 2022 primarily due to an increase of $389,000 in insurance expense for directors and officers. Labor costs increased $306,000 from the prior period. Consulting and professional services costs increased $299,000. Stock compensation increased $169,000, and travel, rent, and other costs increased $327,000.

Other Income (Expenses)

Other income (expenses) decreased by $321,000, or 100% from approximately $321,000 for the three months ended June 30, 2021 to $0 for the three months ended June 30, 2022. The decrease was due to the conversion to equity in July 2021 of our outstanding convertible notes, including accrued interest, as a result of our initial public offering.

Comparison of the Six Months Ended June 30, 2021 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2022	Change	% Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$942	$3,793	$2,851	303%
General and administrative	568	3,380	2,812	495%
Total operating expenses	1,510	7,173	5,663	375%
Loss from operations	(1,510)	(7,173)	(5,663)	375%
Other income (expenses):
Interest expense	(573)	-	573	(100)%
Gain on extinguishment of debt	19	-	(19)	(100)%
Total other income (expenses)	(554)	-	554	(100)%

Net loss	$(2,064)	$(7,173)	$(5,109)	248%

Research and Development Expenses

Research and development expenses increased by approximately $2.9 million, or 303%, from approximately $942,000 for the six months ended June 30, 2021 to approximately $3.8 million for the six months ended June 30, 2022. The increase in research and development expenses was primarily due to a $1.9 million increase in drug development costs. Labor costs increased $1.2 million from the prior period. Other costs increased $22,000. Non-cash stock compensation decreased $255,000.

General and Administrative Expenses

General and administrative expenses increased by $2.8 million, or 495%, from approximately $568,000 for the six months ended June 30, 2021 to approximately $3.4 million for the six months ended June 30, 2022 primarily due to an increase of $778,000 in insurance expense for directors and officers. Labor costs increased $597,000 from the prior period. Consulting and professional services costs increased $626,000. Stock compensation increased $342,000, and travel, rent, and other costs increased $469,000.

Other Income (Expenses)

Other income (expenses) decreased by $554,000, or 100% from approximately $554,000 for the six months ended June 30, 2021 to $0 for the six months ended June 30, 2022. The decrease was due primarily to the conversion to equity in July 2021 of our outstanding convertible notes, including accrued interest, as a result of our initial public offering. The decrease was partially offset by a gain on debt extinguishment of $19,000 during the six months ended June 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through June 30, 2022, we have funded our operations with the sale of common stock, convertible notes and from a loan from our Chief Executive Officer and principal stockholder. During 2020, we raised additional funds through private placements by issuing common stock for $141,000 and by issuing $1.3 million in convertible notes to investors. During the year ended December 31, 2021, we raised $1.1 million through the issuance of convertible notes to investors.

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

Future Funding Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2022, we had a net loss of $7.2 million, and we expect to incur substantial additional losses in future periods. As of June 30, 2022, we had an accumulated deficit of $23.1 million.

We expect to continue incurring losses for the foreseeable future and will be required to raise additional capital in the future to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, we may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. Based on the Company’s current level of expenditures, after receiving the net proceeds of $22.3 million on July 15, 2021 as a result of the Company’s IPO and given the Company’s cash balance of approximately $10.6 million as of June 30, 2022, the Company believes that it will need funding before the end of the second quarter 2023 to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates.

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

Related Party Payable

We entered into a Service Agreement on July 1, 2017, as amended on April 6, 2020 (“Service Agreement”), with Globavir Biosciences, Inc. (“Globavir”). Our Chief Executive Officer is also the Chief Executive Officer of Globavir. Pursuant to the Service Agreement, we receive administrative, consulting services, shared office space and other services in connection with our drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one-month periods after the initial termination date. Pursuant to the Service Agreement, we paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, we determined that future services under the Service Agreement were no longer required, and we wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the six months ended June 30, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, we amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2022
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(890)	$(6,004)
Investing activities	-	(2)
Financing activities	891	-
Net increase (decrease) in cash	$1	$(6,006)

Cash Flows from Operating Activities

Net cash used in operating activities was $6.0 million for the six months ended June 30, 2022. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $7.2 million after including the effect of non-cash adjustments for stock compensation and amortization of lease asset.

Net cash used in operating activities was $890,000 for the six months ended June 30, 2021. Cash used in operating activities was primarily due to the use of funds in our operations for labor costs, accounting services, and consulting services to develop drug candidates, resulting in a net loss of $2.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,000 for the six months ended June 30, 2022 and was due to the purchase of furniture and fixtures for our corporate office. There were no comparable fixed asset purchases during the prior year.

Cash Flows from Financing Activities

There were no cash flows provided by financing activities during the six months ended June 30, 2022.

Net cash provided by financing activities was $891,000 for the six months ended June 30, 2021 and was primarily related to the issuance of convertible notes to investors for $1.0 million as well as the receipt of $119,000 in proceeds from the exercise of options. Net repayments on loans from our chief executive officer offset the cash inflows by $223,000.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to research and development accruals, stock-based compensation and common stock valuations. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022 from those used for the year ended December 31, 2021. The below policies are listed to provide a list of our policies for the most significant critical policies.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of June 30, 2022. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at June 30, 2022 with respect to such matters.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of August, 2022.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	August 15, 2022
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	August 15, 2022
John Townsend	(Principal Financial and Accounting Officer)