Form 10-Q
period 2022-09-30
Unicycive Therapeutics, Inc.
filed 2022-11-14
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 15,088,670 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited)

	As of	As of
	December 31,	September 30,
	2021	2022
Assets
Current assets:
Cash	$16,579	$7,010
Prepaid expenses and other current assets	1,832	2,952
Total current assets	18,411	9,962
Right of use asset, net	305	191
Property, plant and equipment, net	28	24
Total assets	$18,744	$10,177

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$742	$2,292
Accrued liabilities	1,212	3,065
Operating lease liability – current	151	165
Total current liabilities	2,105	5,522
Operating lease liability – long term	155	29
Total liabilities	2,260	5,551
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Preferred stock: $0.001 par value per share—10,000,000 shares authorized at December 31, 2021 and September 30, 2022; no shares issued and outstanding at December 31, 2021 and September 30, 2022	$-	$-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2021 and September 30, 2022; 14,996,534 shares issued and outstanding at December 31, 2021, and 15,087,943 shares issued and outstanding at September 30, 2022	15	15
Additional paid-in capital	32,408	33,280
Accumulated deficit	(15,939)	(28,669)
Total stockholders’ (deficit) equity	16,484	4,626
Total liabilities and stockholders’ (deficit) equity	$18,744	$10,177

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Licensing revenues:	$-	$951	$-	$951

Operating expenses:
Research and development	3,776	4,803	4,719	8,596
General and administrative	939	1,702	1,506	5,082
Total operating expenses	4,715	6,505	6,225	13,678
Loss from operations	(4,715)	(5,554)	(6,225)	(12,727)
Other income (expenses):
Interest expense	(55)	(3)	(628)	(3)
Loss on debt conversion	(431)	-	(431)	-
Gain on extinguishment of debt	-	-	19	-
Total other income (expenses)	(486)	(3)	(1,040)	(3)
Net loss	$(5,201)	$(5,557)	$(7,265)	$(12,730)
Net loss per share, basic and diluted	$(0.37)	$(0.37)	$(0.69)	$(0.85)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	14,167,098	15,061,995	10,538,473	15,050,389

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	-	$-	8,514,070	$9	$3,242	$(5,922)	$(2,671)
Net loss	-	-	-	-	-	(964)	(964)
Issuance of common stock for exercise of options	-	-	233,819	-	31	-	31
Stock-based compensation expense	-	-	-	-	202	-	202
Balance at March 31, 2021	-	-	8,747,889	9	3,475	(6,886)	(3,402)
Net loss	-	-	-	-	-	(1,100)	(1,100)
Issuance of common stock for exercise of options	-	-	23,401	-	6	-	6
Stock-based compensation expense	-	-	-	-	294	-	294
Balance at June 30, 2021	-	-	8,771,290	9	3,775	(7,986)	(4,202)
Net loss	-	-	-	-	-	(5,201)	(5,201)
Issuance of common stock for cash, net of $2.7 million offering costs	-	-	5,000,000	5	22,266	-	22,271
Conversion of convertible notes into common stock	-	-	736,773	1	3,684	-	3,685
Issuance of common stock for exercise of options	-	-	26,115	-	14	-	14
Issuance of common stock for anti-dilution clause	-	-	438,374	-	2,191	-	2,191
Stock-based compensation expense	-	-	-	-	239	-	239
Balance at September 30, 2021	-	$-	14,972,552	$15	$32,169	$(13,187)	$18,997

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	-	$-	14,996,534	$15	$32,408	$(15,939)	$16,484
Net loss	-	-	-	-	-	(3,537)	(3,537)
Issuance of common stock for exercise of options	-	-	23,983	-	7	-	7
Stock-based compensation expense	-	-	-	-	290	-	290
Balance at March 31, 2022	-	-	15,020,517	15	32,705	(19,476)	13,244
Net loss	-	-	-	-	-	(3,636)	(3,636)
Issuance of common stock for exercise of options	-	-	23,981	-	8	-	8
Stock-based compensation expense	-	-	-	-	294	-	294
Balance at June 30, 2022	-	-	15,044,498	15	33,007	(23,112)	9,910
Net loss	-	-	-	-	-	(5,557)	(5,557)
Issuance of common stock for vested restricted stock units	-	-	26,738	-	-	-	-
Issuance of common stock for exercise of options	-	-	16,707	-	7	-	7
Stock-based compensation expense	-	-	-	-	266	-	266
Balance at September 30, 2022	-	$-	15,087,943	$15	$33,280	$(28,669)	$4,626

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2022

Cash flows from operating activities
Net loss	$(7,265)	$(12,730)
Adjustments to reconcile net loss to net cash used in operating activities:
R&D Expense for issuance of common stock for anti-dilution clause	2,191	-
Depreciation expense	-	5
Stock-based compensation expense	735	850
Convertible debt discount amortization	488	-
Convertible debt non-cash interest	139	-
Amortization of operating lease right of use asset	-	114
Gain on extinguishment of debt	(19)	-
Deferred compensation to CEO	249	-
Loss on debt conversion	431	-
Changes in assets and liabilities:
Prepaid expense and other current assets	(1,709)	397
Prepaid related party service fee	(58)	-
Accounts payable and accrued liabilities	463	1,908
Operating lease liability	-	(111)
Related party service fee payable	(9)	-
Net cash used in operating activities	(4,364)	(9,567)
Cash flows from investing activities
Purchases of property, plant, and equipment	-	(2)
Net cash used in investing activities	-	(2)
Cash flows from financing activities
Net proceeds from initial public offering	22,271	-
Proceeds from loan from stockholder	248	-
Proceeds from convertible notes	1,098	-
Repayment of loan from stockholder	(1,361)	-
Proceeds from exercise of options	119	-
Net cash provided by financing activities	22,375	-
Net increase (decrease) in cash	18,011	(9,569)
Cash at the beginning of the period	-	16,579
Cash at the end of the period	$18,011	$7,010
Supplemental cash flow information
Deferred preclinical charges included in prepaid expenses and other current assets	-	1,517
Cash paid for income taxes	$-	$-

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with governmental regulations and the need to obtain additional financing to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. Future revenue streams may consist of collaboration or licensing revenue as well as product sales. The Company has generated approximately $1.0 million in licensing revenue to date.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations for the foreseeable future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financings and loans from a stockholder to fund its operations. As of December 31, 2021 and September 30, 2022, the Company had an accumulated deficit of $15.9 million and $28.7 million, respectively.

As a result of its initial public offering (“IPO”), on July 13, 2021 the Company began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 received approximately $22.3 million in net proceeds after deducting the underwriting discounts, commissions and other offering expenses. The Company is using the net proceeds from the IPO to complete pre-clinical and clinical studies, submit regulatory filings to the FDA, and for general and corporate purposes, including hiring additional management and conducting market research and other commercial planning.

The Company expects to continue incurring losses for the foreseeable future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. From January 2021 through May 2021, the Company received an aggregate of $1.1 million upon the issuance of convertible notes. These funds were used primarily to settle outstanding accounts payable as well as to make payments on the loan outstanding from the chief executive officer and principal stockholder. In addition, the Company received approximately $22.3 million in net proceeds from its IPO. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s current level of expenditures, and, given the Company’s cash balance of $7.0 million as of September 30, 2022, the Company believes that it will need funding before the end of the first quarter 2023 to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates.

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

The accompanying unaudited financial statements of the Company as of September 30, 2022 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2022.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At September 30, 2022, management determined there were no impairments of the Company’s property and equipment.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, prepaid expenses, and accounts payable, and in prior periods also included convertible notes and a loan from the Chief Executive Officer and stockholder of the Company. The carrying amounts of these items approximate fair value as of December 31, 2021 and September 30, 2022 due to their short-term nature.

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

Revenue Recognition

The Company implemented ASC 606, Revenue from Contracts with Customers. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures. The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to a counterparty in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

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

General and Administrative Expenses

General and administrative expenses represent personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expenses consist of professional fees for legal (including patent costs), audit and other consulting services, stock-based compensation and other general corporate overhead expenses as well as costs from a service agreement with a related party (See Note 8).

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2022 and must be applied using either a modified or full retrospective approach. Early adoption is permitted, but no earlier than annual periods beginning after December 15, 2020. The Company adopted the standard on January 1, 2022 using a modified approach, and the adoption did not result in any adjustments on the Company’s financial statements.

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

3. Significant Agreements

With regards to manufacturing, testing and potential commercial supply of Renazorb, the Company has entered into an agreement with Shilpa Medicare Ltd based in India. According to the terms of the agreement Unicycive will pay the vendor $2 million in the first calendar year when the net revenue reaches $10 million from sales of Renazorb following its approval by the FDA and commercial supply of the product by the vendor (First Payment). Thereafter, the Company will pay $2 million per year for four consecutive years, after the first year’s payment, for the total payments of $10 million, provided all commercial supplies are continued to be manufactured and supplied by the vendor. Unicycive is not obligated to make any payments to the vendor until FDA approval of the product is obtained and commercial revenue is generated.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Renazorb and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 313,663 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Renazorb Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. The Company is also required to pay Spectrum 40% of all of the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Renazorb Purchase Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Renazorb Purchase Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million as a result of a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the three and nine months ended September 30, 2022.

On July 19, 2021, the Company entered into an agreement with Syneos Health LLC (“Syneos”) pursuant to which Syneos will provide preclinical research and analysis services related to the development of UNI-494. The budget for the services, which also includes clinical pharmacology, translational sciences, and bioanalytical services, is approximately $2.3 million. Related payments totaling approximately $1.2 million have been paid to Syneos as of September 30, 2022, approximately $2.0 million of related expense has been recorded, and approximately $0.8 million has been recorded as accounts payable or accrued expense in the accompanying balance sheet as of September 30, 2022.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The budget for the study is approximately $3.7 million. Related payments totaling approximately $1.3 million have been paid to Quotient as of September 30, 2022, approximately $0.5 million of related expense has been recorded, and approximately $0.8 million has been recorded as prepaid expense in the accompanying balance sheet as of September 30, 2022.

On February 9, 2022, the Company entered into a Master Services Agreement with CBCC Global Research Inc. (“CBCC”), a California based company that provides clinical trial and related services, for the purpose of performing clinical research in support of Renazorb. The budget for the initial study was approximately $1.4 million. Payments relating to the initial agreement totaling approximately $0.3 million have been paid to CBCC as of September 30, 2022, and approximately $0.4 million of related expense has been recorded. In September 2022, a statement of work revised the remaining services budget to approximately $0.1 million.

On June 29, 2022, the Company entered into an Agreement with Inotiv, an Indiana based company that provides preclinical trial and related services, for the purpose of performing research in support of Renazorb. The budget for the services is approximately $1.0 million. Approximately $0.3 million has been paid to Inotiv as of September 30, 2022 and approximately $0.2 million has been recorded as prepaid expense in the accompanying balance sheet as of September 30, 2022.

On July 14, 2022, the Company entered into a license agreement with Lee’s Pharmaceutical (HK) Limited (see Note 4). Under the terms of the agreement, Lee’s Pharmaceutical will be responsible for development, registration filing and approval for Renazorb in China, Hong Kong, and certain other Asian markets. In addition, Lee’s Pharmaceutical will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Renazorb in the licensed territories. The Company has received an upfront payment of $1.0 million, expects to receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties of between 7% and 10% upon achievement of prespecified regulatory and commercial achievements.

On July 27, 2022, the Company entered into an Agreement with Celerion, a Nebraska based company that provides clinical trial and related services, for the purpose of performing research in support of Renazorb. The budget for the services is approximately $2.7 million. Approximately $0.8 million has been paid to Celerion as of September 30, 2022. $1.4 million has been recorded as prepaid expense with $0.6 million recorded in accounts payable based on contractual terms for future clinical services as of September 30, 2022.

4. Licensing Revenues

On July 14, 2022, the Company entered into a license agreement (“Agreement”) with Lee’s Pharmaceutical (HK) Limited (“Lees”). Under the terms of the agreement, Lee’s Pharmaceutical will be responsible for development, registration filing and approval for Renazorb in China, Hong Kong, and certain other Asian markets. In addition, Lees will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Renazorb in the licensed territories. Both parties agreed to enter into a separate manufacturing and supply agreement whereby Unicycive will supply Lees with Renazorb product. The Company has received an upfront payment of approximately $1.0 million, expects to receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties of between 7% and 10% upon achievement of prespecified regulatory and commercial achievements.

The Company has evaluated the Agreement in accordance with FASB Topics 808 – Collaborative Arrangements and 606 -Revenue for Contracts from Customers. The Company first assessed whether the contractual arrangement is within the scope of ASC 808 which defines a collaborative arrangement as a contractual arrangement that involves a joint operating activity. Under ASC 606, the counterparty is considered a customer only if it is acquiring goods or services that are an output of the entity’s “ordinary activities”. The Agreement is consistent with the Company’s current ongoing operations, which is an operating model adopted by many early-stage biotech companies. The license portion of the contract as well as the future potential transactions under a manufacturing and supply agreement both represent a vendor-customer relationship.

The Company does not believe that its promise to provide goods under a future manufacturing and supply agreement represents a material right to Lees, and therefore the promise does not represent current performance obligation. The Company has concluded the agreement contains one performance obligation – the IP license.

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of September 30, 2022. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of September 30, 2022. The Company will reassess this conclusion at each reporting date.

The Company has concluded that at contract inception the total transaction price is the $1.0 million upfront fee.

The Company has concluded that the license of the Renazorb IP is functional IP as it contains all the necessary information for Lees to develop for commercialization in the Territory. Unicycive’s ongoing activities do not significantly affect the standalone functionality of the IP. In addition, the functionality of the IP is not expected to substantially change during the license period based on Unicycive’s activities. The revenue should therefore be recognized at a point in time. This intellectual property was transferred to Lees in July 2022, and the Company has recognized $1.0 million in the accompanying statements of operations as licensing revenue for the three and nine months ended September 30, 2022.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2021 and September 30, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2021	2022

Prepaid directors and officers liability insurance premiums	$821	$222
Prepaid preclinical services	885	2,661
Other	126	69
Total	$1,832	$2,952

Property, plant and equipment as of December 31, 2021 and September 30, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2021	2022

Leasehold improvements	$15	$15
Furniture and fixtures	14	15
Subtotal	29	30
Less accumulated depreciation	(1)	(6)
Net	$28	$24

Accounts payable as of December 31, 2021 and September 30, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2021	2022

Trade accounts payable	$713	$2,216
Credit card liability	29	76
Total	$742	$2,292

Accrued liabilities as of December 31, 2021 and September 30, 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2021	2022

Accrued labor costs	$691	$1,823
Accrued drug development costs	369	1,115
Other	152	127
Total	$1,212	$3,065

6. Operating Lease

The Company leases office space under an operating lease. In December 2021, the Company entered into a lease agreement for 2,367 square feet of office space commencing December 1, 2021. The initial lease term is for two years, and there is an option to extend the lease for an additional year.

In accounting for the leases, the Company adopted ASC 842 Leases on January 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and, at December 1, 2021, determined that the present value of the lease was approximately $318,000 using a discount rate of 8.0%. In accordance with ASC 842, the right-of-use asset will be amortized over the life of the underlying lease. The Company determined that the option to extend the lease for an additional year was not considered reasonably certain at December 31, 2021 or September 30, 2022. During the three and nine months ended September 30, 2022, the Company reflected amortization of right-of-use asset of approximately $39,000 and $114,000, respectively, resulting in a right of use asset balance at September 30, 2022 of $191,000.

During the nine months ended September 30, 2022, the Company made cash payments on the lease of approximately $127,000 towards the lease liabilities. As of September 30, 2022, the total lease liability was $194,000. ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the lease for the three and nine months ended September 30, 2022 was approximately $42,000 and $129,000, respectively.

As of September 30, 2022, maturities of the Company’s lease liabilities are as follows (in thousands, unaudited):

Operating Lease
Year ending December 31, 2022	$43
Year ending December 31, 2023	161
Total lease payments	204
Less imputed interest rate / present value discount	(10)
Present value of lease liability	194
Less current portion	(165)
Long term portion	$29

7. Debt

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

8. Related Party Transactions

Loan from Chief Executive Officer and Stockholder

The Company received advances from the stockholder of $248,000 during the nine months ended September 30, 2021. The Company repaid all remaining amounts owed to the stockholder of $1,361,000 during the nine months ended September 30, 2021.

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

On July 1, 2017, as amended on April 6, 2020, the Company entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one-month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, after initially determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the nine months ended September 30, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, the Company amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022.

9. Commitments and Contingencies

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

10. Stockholders’ (Deficit) Equity

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

The following table summarizes activity for warrants for the nine months ended September 30, 2022:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2021	4,784,193	6.00	4.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, September 30, 2022	4,784,193	6.00	3.79	-

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

Preferred Stock

As of December 31, 2021 and September 30, 2022, the Company had 10,000,000 shares of preferred stock authorized, par value of $0.001 per share and no shares of preferred stock were issued or outstanding.

11. Stock-based Compensation

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

The following table summarizes activity for stock options under all plans for the nine months ended September 30, 2022:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding, December 31, 2021	1,211,068	3.19	8.66	321
Options granted	19,000
Options forfeited	-
Options exercised	(64,671)	0.34
Outstanding, September 30, 2022	1,165,397	3.31	8.28	57

Options vested and exercisable as of September 30, 2022	640,747	$3.23	7.97	$57

The grant date fair value of options granted during the nine months ended September 30, 2022 was $11,000.

As of September 30, 2022, the unrecognized compensation cost related to outstanding stock options was $1.3 million, which is expected to be recognized as expense over approximately 2.1 years.

During the three months ended March 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of September 30, 2022, 11,726 of the options remained unvested. Proceeds received related to the unvested options of approximately $38,000 at September 30, 2022 were recorded in accrued liabilities on the accompanying balance sheets and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. Proceeds received related to the vested portion of options of $51,000 and $22,000 were reclassified to equity during the nine-month periods ended September 30, 2021 and 2022, respectively. The vested portion of the exercises was 371,988 shares at September 30, 2022.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three and nine months ended September 30, 2021 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022

Research and development	$167	$103	$623	$303
General and administrative	72	163	112	547
Total stock-based compensation	$239	$266	$735	$850

Fair Value of Stock Options

The assumptions are based on the following for each of the periods presented:

Expected Term – The expected term is calculated using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method.

Common Stock Fair Value – The fair value of the common stock underlying the Company’s stock options prior to the initial public offering was estimated at each grant date and was determined on a periodic basis and based either on transactions with third parties in which common stock was sold for cash or with the assistance of an independent third-party valuation expert. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

Volatility – The expected volatility being used is derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the options.

Risk-free Interest Rate – The risk-free interest rate is based on median U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the options.

Expected Dividend – The Company has never declared nor paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the nine months ended September 30, 2021 and 2022:

Nine Months Ended
September 30,
	2021	2022
Expected volatility	102.00 – 105.00%	101.00 - 105.00%
Risk-free interest rate	0.61 - 0.92%	2.90 - 2.92%
Dividend yield	-%	-%
Expected term	5.13 – 6.25 years	6.25 years

12. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Numerator:
Net loss	$(5,201)	$(5,557)	$(7,265)	$(12,730)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	14,167,098	15,061,995	10,538,473	15,050,389
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.37)	$(0.69)	$(0.85)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Options to purchase common stock	822,457	1,165,397	822,457	1,165,397
Warrants to purchase common stock	4,784,193	4,784,193	4,784,193	4,784,193
Total	5,606,650	5,949,590	5,606,650	5,949,590

13. Subsequent events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2022 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Since our formation we have devoted substantial resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $7.3 million and $12.7 million for the nine months ended September 30, 2021, and for the nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $28.7 million. We expect that our operating expenses will increase significantly as we continue to advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect, and enforce our intellectual property portfolio; and hire additional personnel to execute our plans. In addition, we expect to incur additional costs associated with operating as a public company.

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

Components of Results of Operations

Revenues

We recognize revenue from product sales or services rendered when control of the promised goods are transferred to a counterparty in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as we satisfy a performance obligation. We may earn licensing revenue in the future if we negotiate business development arrangements with third parties.

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

Other Income (Expenses)

Other expenses consist primarily of interest expense related to convertible notes and a loss on conversion of convertible notes.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021	2022	Change	% Change
	(unaudited)	(unaudited)

Licensing revenues:	$-	$951	$951	100%

Operating expenses:
Research and development	3,776	4,803	1,027	27%
General and administrative	939	1,702	763	81%
Total operating expenses	4,715	6,505	1,790	38%
Loss from operations	(4,715)	(5,554)	(839)	18%
Other income (expenses):
Interest expense	(55)	(3)	52	(95)%
Loss on debt conversion	(431)	-	431	(100)%
Total other income (expenses)	(486)	(3)	483	(99)%

Net loss	$(5,201)	$(5,557)	$(356)	7%

Licensing Revenues

Licensing revenues of $1.0 million were recorded for the three months ended September 30, 2022 due to a licensing agreement entered into with Lee’s Pharmaceutical (HK) Limited in July 2022. We received an upfront payment of $1.0 million. There was no comparable revenue earned in the prior period. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses increased by approximately $1.0 million, or 27%, from approximately $3.8 million for the three months ended September 30, 2021 to approximately $4.8 million for the three months ended September 30, 2022. The increase in research and development expenses was primarily due to a $826,000 increase in drug development costs. Labor costs increased $213,000 from the prior period. Other costs increased $53,000. Non-cash stock compensation decreased $65,000.

General and Administrative Expenses

General and administrative expenses increased by $763,000, or 81%, from approximately $939,000 for the three months ended September 30, 2021 to approximately $1.7 million for the three months ended September 30, 2022 primarily due to an increase of $415,000 in consulting and professional services. Labor costs increased $151,000. Stock compensation increased $92,000, and travel, rent, and other costs increased $105,000.

Other Income (Expenses)

Other income (expenses) decreased by $483,000, or 99% from approximately $486,000 for the three months ended September 30, 2021 to $3,000 for the three months ended September 30, 2022. The decrease was due primarily to the conversion to equity in July 2021 of our outstanding convertible notes, including accrued interest, as a result of our initial public offering.

Comparison of the Nine Months Ended September 30, 2021 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2022	Change	% Change
	(unaudited)	(unaudited)

Licensing revenues:	$-	$951	$951	100%

Operating expenses:
Research and development	4,719	8,596	3,877	82%
General and administrative	1,506	5,082	3,576	238%
Total operating expenses	6,225	13,678	7,453	120%
Loss from operations	(6,225)	(12,727)	(6,502)	104%
Other income (expenses):
Interest expense	(628)	(3)	625	(99)%
Loss on debt conversion	(431)	-	431	(100)%
Gain on extinguishment of debt	19	-	(19)	(100)%
Total other income (expenses)	(1,040)	(3)	1,037	(99)%

Net loss	$(7,265)	$(12,730)	$(5,465)	75%

Licensing Revenues

Licensing revenues of $1.0 million were recorded for the nine months ended September 30, 2022 due to a licensing agreement entered into with Lee’s Pharmaceutical (HK) Limited in July 2022. We received an upfront payment of $1.0 million. There was no comparable revenue earned in the prior period. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses increased by approximately $3.8 million, or 82%, from approximately $4.7 million for the nine months ended September 30, 2021 to approximately $8.6 million for the nine months ended September 30, 2022. The increase in research and development expenses was primarily due to a $2.7 million increase in drug development costs. Labor costs increased $1.4 million from the prior period. Other costs increased $74,000. Non-cash stock compensation decreased $320,000.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million, or 238%, from approximately $1.5 million for the nine months ended September 30, 2021 to approximately $5.1 million for the nine months ended September 30, 2022 primarily due to an increase of $684,000 in insurance expense for directors and officers. Consulting and professional services costs increased $1.0 million, and labor costs increased $748,000 from the prior period. Stock compensation increased $435,000, and travel, rent, and other costs increased $666,000.

Other Income (Expenses)

Other income (expenses) decreased by $1.0 million, or 99% from approximately $1.0 million for the nine months ended September 30, 2021 to $3,000 for the nine months ended September 30, 2022. The decrease was due primarily to the conversion to equity in July 2021 of our outstanding convertible notes, including accrued interest, as a result of our initial public offering. The decrease was partially offset by a gain on debt extinguishment of $19,000 during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through September 30, 2022, we have funded our operations with the sale of common stock, convertible notes, a loan from our Chief Executive Officer and principal stockholder, and during 2022, with licensing revenue of $1.0 million. During 2020, we raised additional funds through private placements by issuing common stock for $141,000 and by issuing $1.3 million in convertible notes to investors. During the year ended December 31, 2021, we raised $1.1 million through the issuance of convertible notes to investors.

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

Future Funding Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2022, we had a net loss of $12.7 million, and we expect to incur substantial additional losses in future periods. As of September 30, 2022, we had an accumulated deficit of $28.7 million.

We expect to continue incurring losses for the foreseeable future and will be required to raise additional capital in the future to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, we may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. Based on our current level of expenditures, after receiving the net proceeds of $22.3 million on July 15, 2021 as a result of our IPO and given our cash balance of approximately $7.0 million as of September 30, 2022, we believe that we will need funding before the end of the first quarter 2023 to continue operations, satisfy our obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop our product candidates.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There is substantial doubt about our ability to continue as a going concern for one year after the date that these financial statements are available to be issued. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

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

Related Party Payable

We entered into a Service Agreement on July 1, 2017, as amended on April 6, 2020 (“Service Agreement”), with Globavir Biosciences, Inc. (“Globavir”). Our Chief Executive Officer is also the Chief Executive Officer of Globavir. Pursuant to the Service Agreement, we receive administrative, consulting services, shared office space and other services in connection with our drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one-month periods after the initial termination date. Pursuant to the Service Agreement, we paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, we determined that future services under the Service Agreement were no longer required, and we wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the nine months ended September 30, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, we amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2022
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(4,364)	$(9,567)
Investing activities	-	(2)
Financing activities	22,375	-
Net increase (decrease) in cash	$18,011	$(9,569)

Cash Flows from Operating Activities

Net cash used in operating activities was $9.6 million for the nine months ended September 30, 2022. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $12.7 million after including the effect of non-cash adjustments for stock compensation and amortization of lease asset. The net loss was partially offset by $1.0 million of revenues received from a licensing agreement entered into with Lee’s Pharmaceutical (HK) Limited in July 2022.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $2,000 for the nine months ended September 30, 2022 and was due to the purchase of furniture and fixtures for our corporate office. There were no comparable fixed asset purchases during the prior year.

Cash Flows from Financing Activities

There were no cash flows provided by financing activities during the nine months ended September 30, 2022.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to research and development accruals, stock-based compensation and common stock valuations. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 from those used for the year ended December 31, 2021. The below policies are listed to provide a list of our policies for the most significant critical policies.

Revenue Recognition

We implemented ASC 606, Revenue from Contracts with Customers. This included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures. We recognize revenue from product sales or services rendered when control of the promised goods are transferred to a counterparty in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as we satisfy a performance obligation.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of September 30, 2022. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

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

Due to resource constraints, as of September 30, 2022, we have not hired additional accounting staff. We plan to hire accounting personnel during 2023, and we expect to complete the remediation by the end of 2023. We expect to incur additional costs to remediate this weakness, primarily personnel costs.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at September 30, 2022 with respect to such matters.

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
10.1#

License Agreement effective as of July 14, 2022 by and between Unicycive Therapeutics, Inc. and Lee’s Pharmaceutical (HK) Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2022).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2022.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	November 14, 2022
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	November 14, 2022
John Townsend	(Principal Financial and Accounting Officer)