Form 10-K
period 2022-12-31
Unicycive Therapeutics, Inc.
filed 2023-03-31
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (650) 351-4495

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022 was $12,486,933 based upon the closing price of the registrant’s common stock of $0.83 on The Nasdaq Capital Market as of that date.

The number of shares of common stock outstanding as of March 30, 2023 was 15,233,836.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

-i-

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operation;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the ultimate impact of the COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

-ii-

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

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

Risks Relating to Our Financial Position and Capital Needs

●	We have incurred losses since our inception and anticipate that we will continue to incur increasing losses for the foreseeable future.

●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

●	You may experience dilution, subordination of stockholder rights, preferences, and privileges, and decrease in market price of our common stock as a result of our private placement in March 2023.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

●	We have a limited number of product candidates, all which are still in early clinical or pre-clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.

●	Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Results of previous pre-clinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or other regulatory authorities.

●	We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being studied which could delay or prevent the start of clinical trials for our product candidates.

●	Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

●	The FDA may decide that additional nonclinical and clinical studies would be required for the approval of our products.

●	The FDA may not agree with the study design and/or interpretation of the data from clinical trials.

●	We are dependent on third parties for manufacturing and marketing of our product candidates. If we are not able to secure favorable arrangements with such third parties or the third parties upon whom we rely do not perform, including failure to perform to our specifications or comply with applicable regulations, our business and financial condition could be harmed.

●	If any of our product candidates receive regulatory approval, the approved products may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited.

●	Even if we receive regulatory approval to commercialize any of the product candidates that we develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

-iv-

●	If any product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for such product candidates. If we fail to comply with regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Risks Relating to our Business and Operations

●	If the market opportunities for our current and potential future product candidates are smaller than we believe they are, our ability to generate product revenue may be adversely affected and our business may suffer.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

Risks Relating to our Intellectual Property

●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.

●	Our intellectual property may not be sufficient to protect our product candidates from competition, which may negatively affect our business. We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights.

General Risk Factors

●	Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

●	Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

●	Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

●

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares, except we have agreed to pay cash dividends in the event Renazorb is approved by the FDA and commercial sales is commenced.

-v-

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” “Unicycive,” or “Unicycive Therapeutics” refer to Unicycive Therapeutics, Inc.

ITEM 1. BUSINESS

Overview

We are a biotechnology company dedicated to developing treatments for certain medical conditions. Currently, two of our programs are focused on kidney disease, an area we believe we have the potential to offer medical benefit. As we grow the company and build our team, we intend to focus on identifying medical conditions within and outside of kidney disease. Our current development programs are focused on two novel therapies: Renazorb™, for treatment of hyperphosphatemia in patients with chronic kidney disease on dialysis, and UNI 494, for treatment of acute kidney injury (AKI). Renazorb and UNI 494 were initially developed by and licensed to us from Spectrum Pharmaceuticals (“Spectrum”) and Sphaera Pharmaceuticals, respectively. Spectrum conducted a Phase 1 clinical trial with Renazorb in 2012, prior to the grant of our license in 2018. Sphaera conceived and performed initial characterization of various potential pro-drug linkers, including the initial patent application, and performed some initial physiochemical characterization and preliminary animal pharmacokinetic studies. As discussed herein, during 2021 and 2022 we have conducted preclinical studies with UNI 494.

Chronic kidney disease (CKD) is the gradual loss of kidney function that can get worse over time leading to lasting damage. Our initial focus is on developing drugs and getting them approved in the U.S., and then to partner with global biopharmaceutical companies in the rest of the world. According to the United States Renal Data System (USRDS) 2022 Annual Data Report, 30 million (14%) of adults in the United States are estimated to have CKD and, of these, approximately 13 million patients have advanced CKD (stage 3-5). Approximately 550,000 patients with end-stage renal disease (ESRD) are on dialysis and of those, approximately 450,000 take phosphate binders to control hyperphosphatemia. The number of patients with ESRD in the U.S. is increasing steadily and is projected to reach between 971,000 and 1,259,000 in 2030.

AKI is a sudden episode of kidney failure or kidney damage (within the first 90 days of injury). After 90 days, the patient is considered to have progressed into CKD. AKI affects more than 2 million U.S. patients and costs the healthcare system in excess of $9 billion per year. AKI kills more than 300,000 patients per year in the U.S. and is caused by multiple etiologies.

Our business model is to license technologies and drugs in order to pursue development, regulatory approval, and commercialization of those products in global markets. Many biotechnology companies utilize similar strategies of in-licensing and then developing and commercializing drugs. We believe, however, that our management team’s broad network, expertise in the biopharmaceutical industry, and successful track record gives us an advantage in identifying and bringing these assets into our company.

Pipeline

Our proprietary pipeline is comprised of our two product candidates – Renazorb and UNI 494 – which are described below.

UNI-014 (Renazorb)

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

Complications of CKD include electrolyte imbalances, fluid build-up, anemia, bone disease, and heart disease. Hyperphosphatemia is an electrolyte disorder in which untreated elevated phosphorus levels in the blood lead to cardiovascular complications and vascular calcification. According to Kidney Disease Improving Global Outcomes (KDIGO) guidelines, hyperphosphatemia is defined as an abnormally high serum phosphorus concentration >4.5 mg/dL In healthy people, phosphorus levels are maintained as phosphate is absorbed from food and excreted in the urine and feces. In people with CKD, not enough phosphate is excreted, leading to elevated levels of phosphorus in the blood. In CKD, hyperphosphatemia is caused by a chronic dysregulation of serum phosphorus levels as a result of progressive kidney damage. According to a 2009 paper authored by Covic, hyperphosphatemia is associated with increased risk of cardiovascular disease, metabolic bone disease, and all-cause mortality. According to a study completed by Palmer in 2011, it is estimated that all-cause mortality is increased by 18% for every 1 mg/dL increase in serum phosphorus concentration. Hyperphosphatemia is also a major cause of morbidity in CKD patients, which increases the economic and clinical burden on patients and the health system and results in Medicare expenditures of $70 billion in the U.S.

According to the 2022 United States Renal Data System (USRDS), it is estimated that 14% of U.S. adults (approximately 31 million people) have CKD. Most patients with stage 5 CKD either undergo kidney transplant or go on dialysis. The 2022 USRDS annual report indicates that there were 557,838 prevalent dialysis patients in 2020 (the latest reported year). The prevalent U.S. dialysis population has grown at an average yearly rate of 3.5% over the past decade. Furthermore, in a paper published by McCullough in 2019, the number of patients in the U.S. with ESRD is increasing steadily and is projected to reach between 971,000 and 1,259,000 in 2030. In 2020, the number of prevalent dialysis patients declined due to an increased death rate of dialysis patients as a consequence of COVID-19.

Current treatment of hyperphosphatemia

The treatment goal for patients with hyperphosphatemia is focused on controlling the level of phosphate in the body. KDIGO guidelines recommend three main strategies for managing hyperphosphatemia: diet restrictions, phosphate binders, and dialysis, as shown in figure 1 below.

Figure 1: KDIGO guidelines recommend 3 main strategies.

While KDIGO guidelines support the treatment of hyperphosphatemia with phosphate binders in patients with CKD, with the exception of calcium-based binders, they do not recommend one agent over another. This means that physicians prescribe their medication of choice, usually based on clinical and patient factors. Utilization of calcium-based binders is discouraged by the most recent KDOQI/KDIGO guidelines due to mounting clinical evidence that excess calcium load from calcium-based phosphate binder is associated with hypercalcemia and cardiovascular calcification which has been associated with an increased risk of morbidity and mortality.

According to data from the Dialysis Outcomes and Practice Patterns Study (DOPPS) in 2021, 82% of U.S. dialysis patients were prescribed phosphate binders, which equates to approximately 450,000 patients.

Unmet Medical Need in the Management of Hyperphosphatemia

The mechanism of action and what we believe to be the advantages and disadvantages of various phosphate binders are shown below.

Table 2: Adapted from Covic and Rastogi, 2013.

Despite the commercial availability of the six phosphate binders in the table above, 75% of U.S. dialysis patients fail to achieve the serum phosphorus target established by the KDIGO guidelines. Moreover, serum phosphorus outcomes are trending downward—underscoring the need for newer, more effective treatment options.

In 2005, Unruh, ML published a paper that showed poor adherence to treatment is common in patients with ESRD and has been associated with an increased risk of mortality. In addition, poor adherence to phosphate binder therapy has been associated with failure to adequately control serum phosphorus concentrations as shown in a publication by Arenas, MD and others in 2010. Results from a study of 233 patients on maintenance dialysis from three different dialysis units in the U.S. showed that patients took a mean of 11 ± 4 medications with a median daily pill intake of 19 as shown by Chiu, YW in 2009. Phosphate binders accounted for nearly 50% of the total pill burden, with a median daily pill count of nine. Only 38% of patients in this study reported that they were adherent to their prescribed phosphate binder therapy and adherence decreased significantly with increased pill count.

Potential strategies to improve adherence to phosphate binders in patients with ESRD include: (i) a reduction in pill size and number, (ii) improvement of palatability, and (iii) a reduction in associated adverse effects as published in a study by Covic and Rastogi in 2013.

Therefore, we believe there is a current need for better phosphate binders with high phosphate binding capacity, enabling a reduced pill burden for better medication compliance.

Development of Renazorb

Renazorb (lanthanum dioxycarbonate) is an investigational phosphate binding agent utilizing proprietary nanoparticle technology for the treatment of hyperphosphatemia in CKD patients on dialysis.

Renazorb Mechanism of Action

Renazorb binds to phosphates and forms an insoluble lanthanum phosphate complex which is then excreted via the feces. This results in reduction of serum phosphorus levels.

In rat studies, Renazorb exhibited comparable reduction in the urine phosphorus excretion following administration of a lower dose of drug product (0.40g) vs a higher dose (0.57g) of Fosrenol® (lanthanum carbonate tetrahydrate). While differing in the mass of drug product, each dose contained comparable amounts of the active moiety (elemental lanthanum). In the same study, at equivalent doses, Renazorb was superior to sevelamer (the most commonly used phosphate binder) in reducing urine phosphorus excretion (see Fig 2).

Figure 2: Urine phosphate levels in rats following comparable dosing of Renazorb, Fosrenol, or Sevelamer

In animal toxicology studies no unexpected toxicity was found and systemic absorption was extremely low, which is consistent with similar studies conducted with Fosrenol.

The chemical design of Renazorb allows for smaller tablet size and fewer pills compared with currently available phosphate binder alternatives, specifically with a dosing regimen of only one tablet per meal. The Renazorb tablet is designed to disintegrate in the stomach after swallowing and disperse the product in a short period of time at a pH ≥3.0.

Clinical Trial Experience

In September 2012 a Phase 1 single-center clinical trial evaluating Renazorb in 32 healthy volunteers was completed in the United States. Four sequential dose cohorts of 8 subjects each (6 actives and 2 placebos) received Renazorb at 1500, 3000, 4500, or 6000 mg/day, taken orally in 3 divided doses within 15 minutes after meals, for five consecutive days. The primary endpoint of the study was the evaluation of safety, and the secondary endpoint was the phosphate binding capacity of Renazorb as judged by the level of phosphorus in feces and urine.  We believe the study indicated that Renazorb was minimally absorbed to the systemic circulation and was well-tolerated at doses up to 6000 mg/day. Renazorb significantly reduced urine phosphate excretion and significantly increased fecal phosphate excretion at doses at and above 3000 mg/day.  The mean overall change in phosphorus from baseline in both urine and feces, across all treatment groups, showed a dose-response trend that was statistically significant (p<0.0001 and p=0.0004, respectively). The mean reduction in urine phosphorus excretion was not significant at 1500 mg/day (p=0.3676), but was significant at 3000 (p=0.0004), 4500 (p<0.0001), and 6000 (p=0.0001) mg/day, as shown in the figure below.

Figure 3: Daily urine phosphate reduction

Regulatory Strategy for Renazorb

Feedback from the FDA

We received additional guidance on the regulatory pathway for Renazorb from the U.S. Food and Drug Administration (FDA) following a Type C meeting in March 2022, in which the FDA confirmed that a single clinical bioequivalence study in healthy volunteers, together with the previously agreed-upon 6-month mouse toxicology study can support the New Drug Application (NDA) filing of Renazorb through a 505(b)(2) pathway.

We reached an agreement with the FDA on the clinical study design including the doses of Renazorb and Fosrenol, sample size and the primary endpoints of the bioequivalence study. The FDA confirmed that no additional clinical studies would be required for the NDA application.

BE Study Description

We conducted a randomized, open label, two-way crossover BE study to establish pharmacodynamic (PD) bioequivalence between Renazorb and Fosrenol. The primary objective of the study was to demonstrate PD equivalence of orally administered Renazorb 1000 mg three-times daily (TID) to orally administered Fosrenol 1000 mg TID in healthy subjects, and the secondary objective was to compare the safety and tolerability of UNI-014 versus Fosrenol in healthy subjects. The study design, including the dose, primary endpoint and the sample size was reviewed by the Agency prior to the initiation of the study. The primary outcome measure was least squares (LS) mean change in urinary phosphorous excretion (in mg/day) from baseline to the evaluation period. The evaluation period was defined as the approximately 72-hour urine collection period starting on Day 1 and ending on Day 4. Baseline was defined as the approximately 48-hour urine collection period starting on Day -2 and ending on Day 1. PD equivalence was to be claimed if the 90% confidence interval (CI) of the primary PD variable for UNI-014 was completely contained within the reference interval, which was defined as ±20% of the LS mean of the primary PD variable for lanthanum carbonate. The LS mean change from Baseline for UNI-014 (-320.4 mg/day) was similar to the LS mean change from Baseline for Fosrenol (-324.0 mg/day). The 90% CI for the LS mean was (-45.88, 53.16), which is well within the acceptance range of (-64.80, 64,80) (Table 3). It was concluded that UNI-014 was bioequivalent to Fosrenol. Primary outcome data is presented in the table below.

Table 3  Summary of Mean Change in Urinary Phosphorus Excretion (mg/day)

		Phosphorus Excretion (mg/day)
Visit	Statistics	Renazorb (N=75)	Fosrenol (N=75)
Baseline	LS Mean	859.8	878.1
Evaluation Period	LS Mean	546.7	546.8
Change from Baseline	LS Mean Change	-320.4	-324.0
	90% Confidence Interval for the LS mean (Test-Reference)	(-45.88, 53.16)
	Acceptance Range	(-64.80, 64.799)

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

With regards to manufacturing, testing and potential commercial supply of Renazorb, we have entered into an agreement with Shilpa Medicare Ltd based in India. According to the terms of the agreement, following Renazorb approval by the FDA, Unicycive will pay the vendor $2 million in the first calendar year when the net revenue reaches $10 million from sales of Renazorb and commercial supply of the product by the vendor (First Payment). Thereafter, we will pay $2 million per year for four consecutive years, after the first year’s payment, for the total payments of $10 million, provided all commercial supplies are continued to be manufactured and supplied by the vendor. Unicycive is not obligated to make any payments to the vendor until FDA approval of the product is obtained and commercial revenue is generated.

Commercial Strategy for Renazorb

The worldwide market for hyperphosphatemia agents is estimated at ~$2.5 billion and is growing at a 5.3% CAGR (Fortune Business Insights, Hyperphosphatemia Treatment Market, 2021-2028). According to a study conducted by Syneos Health for the Company, the U.S. market makes up over $1 billion of that total. We own commercial rights to Renazorb globally. For the U.S. market, we intend to maintain optionality by pursuing 3 potential go-to-market models in parallel. We believe that this is the best strategy to maximize both the clinical value of the Renazorb asset for patients and the economic value of the asset to our investors.

1.	Launch Renazorb in the U.S. market ourselves by building out a specialty commercial operation to address the highly concentrated nephrology prescription market. Executive management of the company has considerable product launch experience in the nephrology space with specific working knowledge of the hyperphosphatemia market. While there are ~10,000 prescribers of phosphate binders, ~2,500 prescribers are responsible for over half of the ~2.5 million prescriptions written annually. We believe that we can efficiently create demand for Renazorb within the most productive segments of the market with a relatively small salesforce, while addressing the broader segments of prescribers through non-personal and digital promotion tactics.

2.	Out-license and/or co-promote Renazorb with an established biopharma company that has an existing commercial infrastructure in the renal disease space.

3.	Out-license rights or enter into distribution agreement(s) with dialysis organization(s) for the commercialization of Renazorb.

Collaboration Partners

In July of 2022, we entered into an agreement granting exclusive rights to develop, market and commercialize Renazorb (lanthanum dioxycarbonate) to Lee’s Pharmaceutical (HK) in Mainland China, Hong Kong, and certain other Asian markets. Under the terms of the agreement, Lee’s Pharm will be responsible for development, registration filing and approval for Renazorb in the licensed territories. In addition, Lee’s Pharm will have sole responsibility for the importation of the drug product from Unicycive and for the costs of commercialization of Renazorb in the licensed territories. We received an upfront payment of $1.0 million upon signature and may receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties upon achievement of prespecified regulatory and commercial achievements.

In February of 2023, we entered into an exclusive license agreement with Lotus Pharmaceutical for the development and commercialization of Renazorb in the Republic of Korea. Under the terms of the agreement, Lotus will be responsible for development, registration filing and approval of Renazorb in the Republic of Korea. In addition, Lotus will have sole responsibility for the importation of the drug product from Unicycive and for the costs of commercialization of Renazorb in the Republic of Korea. We received an upfront payment of $750,000 and may receive up to $4.45 million in milestone payments and tiered royalties upon achievement of prespecified regulatory and commercial achievements.

We will continue to seek licensing partners for Renazorb in other territories outside the U.S. (i.e., Europe, Japan, Canada, South America, and the Middle East.)

U.S. opportunity for Renazorb

Renazorb is a phosphate binder for the treatment of hyperphosphatemia in patients with CKD on dialysis and is intended to be administered as a tablet that will be swallowed whole at mealtimes. CKD patients typically have co-morbidities, which often require them to be on strict pill schedules. Current phosphate binder products such as Renvela®, Calcium Acetate, Auryxia®, Velphoro®, and Fosrenol involve patients needing to take large numbers and/or large sized, chewable pills each day, which often results in poor adherence to the prescribed drug therapy (Figure 4 below). By virtue of its novel nanoparticle technology, Renazorb leverages the high phosphate binding potency of lanthanum in a palatable dose form that has the potential to substantially reduce the pill burden volume for patients. In this regard, we believe that the combined effect of smaller pill size, lower number of pills, and improved palatability with Renazorb compared with currently available phosphate binders is likely to lead to improved patient compliance/adherence and more effective disease management.

Figure 4: Average daily dose of phosphate binder therapies from www.dailymed.nlm.nih.gov. Product images are proportionally sized.

Tenapanor (Ardelyx): A Potential New Hyperphosphatemia Market Player

Tenapanor is a new oral treatment for hyperphosphatemia that utilizes a novel mechanism of action that inhibits paracellular transport of phosphorus into the bloodstream. Ardelyx filed an NDA for tenapanor with the FDA in June of 2020. In July of 2021, Ardelyx received a Complete Response Letter (“CRL”) from the FDA’s Division of Cardiology and Nephrology. According to the CRL, the Division characterized the treatment effect of tenapanor as “small and of unclear clinical significance.” Ardelyx appealed FDA’s decision and ultimately was granted an Advisory Committee meeting in November of 2022, where committee members voted in favor of approving tenapanor (9 to 4 in favor of approving tenapanor as monotherapy and 10 to 2 in favor of its approval in combination with phosphate binders). Ardelyx is in discussions with FDA about the nature of a potential approval of tenapanor and expects that approval in the second half of 2023.

While we can’t predict the outcome of these negotiations, we believe that given the modest treatment effect of tenapanor that, regardless of the scope of the indication, the clinical utilization of tenapanor will be predominantly in combination with phosphate binders. In FDA Advisory Committee briefing documents, the efficacy of tenapanor in lowering serum phosphorus levels in dialysis patients in an intent-to-treat (ITT) analysis was 0.70mg/dL. By comparison, in the same document FDA summarized the efficacy of lanthanum carbonate as resulting in a reduction in serum phosphorus of 2.0mg/dL in a comparable ITT analysis of clinical data. Based on this FDA commentary, we would expect Renazorb to be substantially more effective than tenapanor when used as monotherapy. Similar to Renazorb, one of the key features of tenapanor’s value proposition is its low pill burden. For this reason, we believe that Renazorb may be the most logical phosphate binder to combine with tenapanor making the two potential new medicines more complimentary than competitive as it would leverage two distinct mechanisms of action to control phosphorus with a much lower pill burden than the current standard of care.

Changing Access and Reimbursement Environment

According to the most recent ESRD PPS “Final Rule” published for 2023, drugs for the treatment of hyperphosphatemia for Medicare beneficiaries, which are currently provided by Medicare Part D insurers are scheduled to be included into the dialysis bundle in 2025 and will be paid for separately by CMS through a Transitional Drug Add-On Payment Adjustment (TDAPA) program for a minimum of 2 years. In the 2023 Final Rule, CMS stated, “We have seen that incorporating Medicare Part D drugs into the ESRD PPS has had a significant positive effect of expanding access to such drugs for beneficiaries who do not have Medicare Part D coverage.” (federalregister.gov/d/2022-13449). We believe that the timing of this change coincides with our anticipated launch timing of Renazorb and could provide for a more rapid launch uptake and competitive pricing advantages.

UNI-494

Disease overview: acute kidney injury (AKI)

Acute kidney injury (AKI) is defined as a sudden loss of kidney function that is diagnosed by increased serum creatinine levels and decreased urine output and is limited to a duration of 7 days, whereas chronic kidney disease (CKD) is a defined as persistent decrease in kidney function beyond 90 days. Thus, AKI and CKD can form a continuum whereby initial kidney injury can lead to persistent renal injury, eventually leading to CKD.

Acute kidney injury (AKI) is estimated to occur in approximately 20–200 per million population in the community, 7–18% of patients in hospital, and approximately 50% of patients admitted to the intensive care unit (ICU). Importantly, AKI is associated with morbidity and mortality; AKI affects 13 million people worldwide, and an estimated 2 million people die of AKI every year, whereas AKI survivors are at increased risk of developing chronic kidney disease (CKD) and end-stage renal disease (ESRD) — conditions that carry a high economic, societal and personal burden (Chawla et al., Nature Reviews-Nephrology, 2017).

Current treatment of acute kidney injury

Currently there are no FDA approved medicines to treat AKI. Treatment options for AKI include continuous renal replacement therapy, renal transplant, and dialysis. In most cases the damage to the kidney is irreversible, and the patient needs to have a renal transplant or be on dialysis for life. Therefore, there is a high unmet medical need. If approved, UNI-494 has the potential to be a first-in-class drug for the treatment of AKI.

Role of Mitochondria in kidney diseases

The kidney has one of the highest mitochondrial densities in the body. Both acute and chronic kidney disease is associated with mitochondrial loss and impaired repair mechanisms, which subsequently result in increased oxidative damage, cellular injury and cell death. AKI and CKD not only form a continuum but are a bidirectional process, wherein maladaptive repair of AKI leads to CKD and patients with underlying CKD conditions are predisposed to the development of AKI. Mitochondrial dysfunction plays a crucial role in both AKI and CKD, as shown in the diagram below. Since mitochondrial dysfunction is an important factor in the pathogenesis of AKI and CKD, mitochondria have emerged as a therapeutic target for treatment of these diseases.

Figure 5

Adapted from Bhatia et al, Kidney Research and Practice 2020 39(3):244-258.

Background on nicorandil

Nicorandil, marketed in such products as Ikorel and Dancor, is indicated for the treatment of chronic stable angina pectoris. It is currently not approved in the United States but has been approved for use in Australia, the United Kingdom and most of Europe, and in India, Japan, South Korea, and Taiwan. Nicorandil is a dual-action mitochondrial potassium (mitochondrial KATP) channel activator and nitrate-like vasodilator. Activation of mitochondrial KATP channel leads to restoration of mitochondrial function and cytoprotection. Nicorandil has extensive safety and efficacy data from multiple clinical trials, including a 5,000-patient randomized controlled trial (IONA Study, Lancet 2002) and there is a consensus in the literature that the activation of mitochondrial KATP channel is the biological basis for the observed cardio-protection and reno-protection in multiple clinical trials.

Nicorandil efficacy in acute kidney injury

Nicorandil has been reported to have a potential protective effect in the kidneys in preclinical studies (Shiraishi 2014, Tamura 2012, Tanabe 2012). In animal studies, nicorandil has demonstrated efficacy in multiple standard models of kidney disease such as ischemic reperfusion injury, 5/6 nephrectomy models of chronic kidney disease, diabetic nephropathy and hypertensive models (see Table 4). Notably, these effects occur in a blood pressure-independent manner, indicating that these beneficial effects are not simply a result of decreasing pressure-mediated kidney damage, but a direct beneficial effect on the kidney. A brief summary from these preclinical studies is provided in the Table below.

Table 4: Efficacy of nicorandil in standard models of kidney disease

More importantly, several randomized clinical studies have indicated improved renal outcomes with nicorandil in patients with chronic kidney disease, poor renal function, and those undergoing coronary angiography/percutaneous coronary intervention (CAG/PCI). A brief summary from a couple of randomized clinical trials in contrast induced nephropathy (AKI) is described in the table below.

Table 5: Efficacy of nicorandil in clinical trials in Acute Kidney Injury

In 2020, to bring together the growing evidence of the effectiveness of nicorandil for the prevention of Contrast Induced Nephropathy (CIN). Pranata published the results of a systematic literature review and meta-analysis of clinical studies investigating the use of nicorandil in patients undergoing CAG or PCI. Across the seven trials (sample size N=1,532), nicorandil was shown to decrease the incidence of CIN by 69% (OR: 0.31; 95% CI: 0.20, 0.46; independent of other factors in the respective studies. In addition, a subgroup analysis showed that nicorandil also provided protection against CIN in patients with renal dysfunction (OR: 0.37; 95% CI 0.22, 0.61), which was defined as an eGFR ≤60 mL/min/1.73 m2. When analyzed by the mode of administration, oral nicorandil was shown to have greater efficacy compared with nicorandil infusions (OR: 0.29 vs 0.40). Overall, Pranata et al. concluded that nicorandil was associated with a lower risk of CIN in patients undergoing CAG/PCI with a moderate level of certainty (Pranata et al 2020).

Limitations of Nicorandil

Despite these promising results, development of nicorandil for use in acute kidney injury has not been successfully pursued to date. Nicorandil possesses at least two features that may limit its use in this clinical setting. First, nicorandil has a short half-life in humans of approximately 1 hour, which results in the need to dose nicorandil multiple times per day to achieve sustained blood levels. Second, nicorandil has been associated with rare but serious ulcerations in the gastrointestinal tract. The chance of this rare, but potentially severe, side effect increases with higher doses and long-term use of this drug and heals after drug withdrawal. A recent population-based study of this drug’s association with GI ulceration or perforation has been reported (Lee et al., Scientific Reports, 2015). This study, based on more than 600,000 randomly selected patients, found a 43% increase in the risk of GI ulceration and a 60% increase in the risk of GI perforation. This effect appears dose-dependent and limits the maximum labeled dose of nicorandil in Europe.

UNI-494: a Pro-drug of Nicorandil

UNI-494 was rationally designed to be absorbed into the systemic circulation, and once absorbed, to release nicorandil into the bloodstream. By avoiding direct exposure to the gastrointestinal tract of nicorandil, it is believed that UNI-494 may be able to minimize or avoid the gastrointestinal side effects of nicorandil. Also, based on the rate of conversion of UNI-494 to nicorandil in the systemic circulation, UNI-494 may offer greater and/or more prolonged exposure to nicorandil for the treatment of patients with acute kidney injury. Our technology for UNI-494 is licensed from Sphaera Pharmaceutical Private Limited, a Singapore-based company (“Sphaera”), with offices in India and the U.S. We have the global, exclusive license to UNI-494. Sphaera conceived of and performed initial characterization of various potential pro-drug linkers, including the initial patent application, and performed some initial physiochemical characterization and preliminary animal pharmacokinetic studies.

We conducted preclinical studies in rats and dogs demonstrating systemic exposure to nicorandil following oral dosing of UNI-494. In dogs, oral dosing of UNI-494 produced up to four times greater systemic exposure to nicorandil compared with literature data on equimolar doses of nicorandil itself.

Fig 6

Mechanism of Action of UNI-494

UNI-494 is a novel proprietary drug that selectively binds to the SUR2B subunit of the mitochondrial KATP channel and activates it to restore mitochondrial function and reduce oxidative stress. UNI-494 is cleaved by esterase enzymes to form nicorandil, the active metabolite. The proposed mechanism of action of UNI-494 is shown in the diagram below:

Fig 7

Clinical trials for UNI-494 in AKI

It is challenging to conduct clinical trials in AKI trials due to the multiple etiologies of AKI. We believe that UNI-494 should be evaluated in clinical trials focusing on a few select etiologies in which UNI-494 has a very strong mechanistic rationale based on nicorandil clinical experience in terms of protection of kidney function and secondary benefits.

Based on our understanding of the mechanism of action of the drug, we are in discussions with key opinion leaders (KOLs) to identify the AKI subsets where UNI-494 can be most active and subsets of AKI patients who are most likely to benefit from UNI-494. We are planning to conduct preclinical studies in animal models to further explore the efficacy and development path in the AKI indication. We have also identified patient populations where we would not likely evaluate UNI-494 in clinical trials, including patients with prior history of gastrointestinal ulcerations. This will become exclusion criteria in future clinical trials for UNI-494.

UNI-494 Development Status

We have completed all non-clinical safety assessment studies required for regulatory filing and submitted a Clinical Trial Application (CTA) to the Medicines and Healthcare Products Regulatory Agency (MHRA) to initiate a Phase 1 study in healthy volunteers in the United Kingdom in December 2022. The MHRA has completed review of our CTA and issued a notice of acceptance for UNI-494 first-in-human Phase 1 study in healthy volunteers. We also plan to file a corresponding Investigational New Drug (IND) application with the FDA in 2024 for a Phase 2 proof-of-concept trial in acute kidney injury (AKI) patients.

Regulatory Strategy for UNI-494

Nicorandil is already approved in Europe and Asia for the treatment of heart disease. We believe there is a possibility these historical Nicorandil data, along with preclinical and clinical data with UNI-494 itself, can be utilized for streamlined U.S. FDA review of UNI-494. While pre-clinical requirements to start a clinical program for an IND would be similar for UNI-494 as for NCE (New Chemical Entity). We believe that the vast clinical data set from Nicorandil will potentially help us to expedite the clinical development program with the FDA.

Market Potential

According to a 2017 article by Silver and Chertow, the current cost of care for AKI in the U.S. is estimated to be between $5.4 billion to $24 billion per year. In England, inpatient costs related to AKI are estimated to make up 1% of the total National Health Service budget. With no effective treatment for AKI, it is not possible to definitively state a market figure. However, with the high cost and burden of caring for AKI patients, we believe a conservative market estimate is approximately $3 billion in the U.S. alone. The lack of effective therapeutic interventions for AKI means that UNI-494 has the potential to be the first drug approved for the treatment of AKI. AKI is a heterogeneous disease. We plan to target a more homogeneous AKI population for UNI-494 by focusing on kidney injury caused by complications from heart failure, surgeries, drugs, and contrast induced nephropathy.

Sphaera License Agreement

On October 1, 2017, we entered into an exclusive license agreement (the “Sphaera License Agreement”) with Sphaera Pharma Pte. Ltd., a Singaporean pharmaceutical corporation (“Sphaera”). Pursuant to the Sphaera License Agreement, we acquired an exclusive royalty-bearing worldwide license to develop, make, have made, use, practice, research, distribute, lease, sell, offer for sale, license, import or otherwise dispose of certain rights owned or controlled by Sphaera and/or any of its affiliates, related to UNI-494 (the “UNI-494 Rights”). We also acquired a non-exclusive license to certain know-how and technology related to the UNI-494 Rights. Sphaera conceived of and performed initial characterization of various potential pro-drug linkers, including the initial patent application, and performed some initial physicochemical characterization and preliminary animal pharmacokinetic studies.

Under the terms of the Sphaera License Agreement, we are obligated to pay to Sphaera, on a quarterly basis, a running royalty of 2% of our net sales (including our affiliates) in connection with the global sales of UNI-494; provided, however, that if we are required to make royalty payments to one or more third parties whose patent rights would be infringed by the exercise of the UNI-494 Rights, we may reduce such running royalty due to Sphaera by the amount of such third-party royalty rate.

We are also required to pay to Sphaera certain milestone payments, including, upon our initiation of a second clinical trial; $50,000 at the time the first patient in such trial is dosed; an additional $50,000 within 30 days of completion of such trial; and at the time the FDA accepts a NDA for UNI494, $1.65 million. In addition, we are responsible for the prosecution of patent rights, and any related costs and expenses for patent prosecution and maintenance.

We also have the right, but not the obligation, to defend the UNI-494 rights during the term of the Sphaera License Agreement; provided, however, that if we determine not to prosecute or maintain such rights in any country, we must provide ninety (90) days written notice to Sphaera. We may terminate the Sphaera License Agreement at any time by providing thirty (30) days’ written notice to Sphaera. Additionally, in the event that either we or Sphaera breach any of our respective material obligations, the non-breaching party may, in its sole discretion, have the right to terminate the Sphaera License Agreement, provided that it give the breaching party written notice specifying the nature of the breach and amounts of running royalty payments due, if any. In such an occurrence, the termination notice is effective ninety (90) days from receipt of the notice if the breaching party has failed to cure the breach.

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

Pharmaceutical Regulation in the United States

In the United States, the FDA regulates drugs under the Food, Drug and Cosmetic Act (FDCA) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, Warning or Untitled Letters, product recalls, product seizures, total or partial suspension of production or distribution of product(s), injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug or a generic version of a previously approved drug, can be marketed in the United States.

The process required by the FDA before a new drug may be marketed in the United States generally involves:

●	Completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s current good laboratory practice (GLP) regulations;

●	Submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin in the United States;

●	Approval by an institutional review board (IRB) at each clinical site before each trial may be initiated;

●	Performance of adequate and well-controlled human clinical trials in accordance with the FDA good clinical practice (GCP) requirements and other clinical trial-related regulations to establish the safety and efficacy of the proposed drug product for each intended use;

●	Satisfactory completion of a pre-approval inspection by FDA of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s cGMP regulations and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	Submission to the FDA of an NDA;

●	Satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

●	FDA review and approval of the NDA.

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

Disclosure of Clinical Trial Information

Sponsors of certain clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information on www.clinical trials.gov. Information related to the product, subject population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss certain results of their clinical trials after its completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

Adverse event reporting and submission of periodic reports is also required following FDA approval of an NDA. Additionally, the FDA may require post-marketing testing, known as Phase 4 testing, REMS, and/or surveillance to monitor the effects of an approved product. Alternatively, the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to comply with cGMPs after its approval. Drug manufacturers and certain of their subcontractors are required to register their establishments and list their marketed products with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks. In addition, regulatory authorities may take other enforcement action, including, among other things, Warning or Untitled Letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, refusal to approve pending applications or supplements to approved applications, civil penalties and criminal prosecution.

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

Abbreviated New Drug Applications

The Hatch-Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of abbreviated new drug applications (ANDAs) for generic versions of listed drugs. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient (API), drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include clinical data to demonstrate safety and effectiveness. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which the API is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the reference listed drug. For some drugs, other means of demonstrating bioequivalence may be required by the FDA, especially where rate or extent of absorption are difficult or impossible to measure. The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the reference listed drug. A product is not eligible for ANDA approval if the FDA determines that it is not bioequivalent to the reference listed drug, if it is intended for a different use, or if it is not subject to, and requires, an approved Suitability Petition.

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

A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. In addition, drugs approved for diseases for which the patient population is sufficiently small, or orphan indications, may be entitled to a seven-year data exclusivity period.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. In addition, third-party payors may impose prior authorization or step edit requirements requiring patients to have tried other therapies prior to our products for coverage. Payors may also decline to include our products or product candidates on their formulary, which means that unless healthcare providers seek a medical exception for coverage, the payors will not pay for the product. In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

Dialysis-related drugs are included in the ESRD bundled prospective payment system (PPS) for renal dialysis services furnished to Medicare beneficiaries and are grouped into functional categories such as bone and mineral metabolism, except that oral-only drugs are exempted from inclusion until 2025. In a final ESRD PPS rule published in October 2022, CMS confirmed that it intends to end the oral-only exclusion of hyperphosphatemia drugs from the ESRD PPS on January 1, 2025. At this time a TDAPA (transitional drug add-on payment adjustment) will provide separate payment for hyperphosphatemia drugs for “no less than 2 years” based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate. The incremental cost associated with the addition of this class of drugs into the bundle will be assessed in the final year of the TDAPA and the base rate will be adjusted accordingly, and no further separate payment will be provided. Although there are several details that need further clarification, including precise timing related to receiving codes to allow for reimbursement under TDAPA, which are typically assigned on a quarterly basis, the rule provides some support for our assumption that all hyperphosphatemia drugs, including Renazorb, will be included in the ESRD PPS bundle and will be eligible for separate payment initially under TDAPA.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Outside the United States, ensuring adequate coverage and payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require a clinical trial that compares the cost effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Dialysis Organizations Protocols

Dialysis organizations have their own formularies that list primary or preferred therapeutic options based on contracting status with drug manufacturers. While a prescriber may make their own independent decision to prescribe what they determine most appropriate for a given patient, any non-formulary therapeutic options are only available through an exception process based on clinical need. Similar to how payor coverage may affect the sales of a product, formulary status within dialysis organizations may affect what products are prescribed within that specific organization. Therefore, if a product is not on a formulary, the prescribers within that organization may be less likely to prescribe that product or may have a difficult time prescribing that product, resulting in less sales. Further, one dialysis organization’s determination to add a product to their formulary does not assure that other dialysis organizations will also add the product to theirs. There is always a risk a dialysis organization will not contract with a drug manufacturer for a specific product, resulting in that product not being on that organization’s formulary. Additionally, dialysis organizations typically assess a product’s efficacy before adding it to their formulary. Their process for assessing a product may differ among organizations and the timing of such assessment could delay adding such treatment to formulary, further affecting product sales.

Our ability to generate product revenue and achieve profitability depends on the overall success of Renazorb , UNI-494, and any current or future product candidates, including those that may be in-licensed or acquired, which depends on several factors, including:

●	obtaining adequate or favorable pricing and reimbursement from private and governmental payors for UNI-494, and any other product or product candidate, including those that may be in-licensed or acquired;

●	obtaining and maintaining market acceptance of Renazorb, UNI-494, and any other product candidate, including those that may be in-licensed or acquired;

●	the size of any market in which Renazorb, UNI-494, and any other product or product candidate, including those that may be in-licensed or acquired, receives approval and obtaining adequate market share in those markets;

●	the timing and scope of marketing approvals for Renazorb, UNI-494, and any other product candidate, if approved, including those that may be in-licensed or acquired;

●	actual or perceived advantages or disadvantages of our products or product candidates as compared to alternative treatments, including their respective safety, tolerability and efficacy profiles, the potential convenience and ease of administration and cost;

●	maintaining an acceptable safety and tolerability profile of our approved products, including the frequency and severity of any side effects;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, based, in part, on their perception of our clinical trial data and/or the actual or perceived safety, tolerability and efficacy profile;

●	establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate supplies of products that are compliant with good manufacturing practices, or GMPs, to support the clinical development and the market demand for Renazorb, UNI-494, and any other product and product candidate, including those that may be in-licensed or acquired;

●	current and future restrictions or limitations on our approved or future indications and patient populations or other adverse regulatory actions or in the event that the FDA requires Risk Evaluation and Mitigation Strategies, or REMS, or risk management plans that use restrictive risk minimization strategies;

●	the effectiveness of our sales, marketing, manufacturing and distribution strategies and operations;

●	competing effectively with any products for the same or similar indications as our products;

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets; and

●	the impact of the COVID-19 pandemic on the above factors, including the disproportionate impact of the COVID-19 pandemic on CKD patients, the adverse impact on the phosphate binder market in which we compete, and the limitation of our sales professionals to meet in person with healthcare professionals as the result of travel restrictions or limitations on access for non-patients.

Risks Related to Commercialization

Our business is substantially dependent on the commercial success of Renazorb, if approved. If we are unable to successfully commercialize Auryxia, our results or operations and financial condition will be materially harmed. Our ability to generate revenue depends on our ability to execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, Renazorb and any other product or product candidate, including those that may be in-licensed or acquired. If the size of any market for which a product or product candidate is approved decreases or is smaller than we anticipate, our revenue and results of operations could be materially adversely affected. Market acceptance is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Renazorb, or any of our product candidates that is approved, is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. Market acceptance of Renazorb or any other approved product depends on a number of factors, including:

●	the availability of adequate coverage and reimbursement by and the availability of discounts, rebates and price concessions from third party payors, pharmacy benefit managers, or PBMs, and governmental authorities;

●	the safety and efficacy of the product, as demonstrated in clinical trials and in the post-marketing setting;

●	the prevalence and complications of the disease treated by the product;

●	the clinical indications for which the product is approved and the product label approved by regulatory authorities, including any warnings or limitations that may be required on the label as a consequence of potential safety risks associated with the product;

●	the countries in which marketing approvals are obtained;

●	the claims we and our collaborators are able to make regarding the safety and efficacy of the product;

●	the success of our physician and patient communications and education programs;

●	acceptance by physicians and patients of the product as a safe and effective treatment and the willingness of the target patient population to try new therapies and of physicians to prescribe new therapies;

●	the cost, safety and efficacy of the product in relation to alternative treatments;

●	the timing of receipt of marketing approvals and product launch relative to competing products and potential generic entrants;

●	relative convenience and ease of administration;

●	the frequency and severity of adverse side effects;

●	favorable or adverse publicity about our products or favorable or adverse publicity about competing products; and

●	the effectiveness of our and our collaborators’ sales, marketing and distribution efforts.

In order to market Renazorb and any other approved product, we intend to invest in sales and marketing, which will require substantial effort and significant management and financial resources. Additionally, training a sales force to successfully sell and market a new commercial product is expensive and time-consuming and could delay any commercial launch of such product candidate. We may underestimate the size of the sales force required for a successful product launch and we may need to expand our sales force earlier and at a higher cost than we anticipated. We will devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant and retaining qualified personnel with experience in our industry is difficult. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees. There are risks involved with building our own sales and marketing capabilities, including the following:

●	potential inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	potential lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines, and

●	costs and expenses associated with maintaining our own sales and marketing organization.

If we are unable to build our own sales and marketing capabilities, we will not be successful in commercializing Renazorb, UNI-494, and any other product candidate that may be approved. Furthermore, if we are unable to maintain our arrangements with third parties with respect to sales and marketing, if we are unsuccessful in entering into additional arrangements with third parties to sell and market our products or we are unable to do so on terms that are favorable to us, or if such third parties are unable to carry out their obligations under such arrangements, it will be difficult to successfully commercialize our product and product candidates, including Renazorb, if approved.

Our, or our partners’, failure to obtain or maintain adequate coverage, pricing and reimbursement for Renazorb, if approved, or any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.

Market acceptance and sales of any approved products, including Renazorb and UNI-494, depends significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Governmental authorities, third party payors, and PBMs decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. We cannot be sure that coverage or adequate reimbursement will be available for Renazorb, UNI-494, or any of our potential future products. Even if we obtain coverage for an approved product, third party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product and prompt us to have to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to commercialize certain of our products. Coverage and reimbursement by a governmental authority, third-party payor or PBM may depend upon a number of factors, including the determination that use of a product is:

●	a covered benefit under the health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient; and

●	cost effective.

Obtaining coverage and reimbursement approval for a product from a governmental authority, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the United States, there are multiple governmental authorities, PBMs and third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a governmental payor can be dependent on the assignment of codes via the Healthcare Common Procedural Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. CMS, local Medicare administrative contractors, Medicare Part D plans and/or PBMs operating on behalf of Medicare Part D plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings. Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. We currently believe it is likely that Renazorb, if approved, will be reimbursed using the Transitional Drug Add-on Payment Adjustment, or TDAPA, followed by inclusion in the bundled reimbursement model for Medicare beneficiaries. For those that obtain dialysis through commercial insurance during the 30-month coordination period or through Medicaid prior to Medicare becoming primary payer after 90 days, patients may access Renazorb through contracts we negotiate with third party payors for reimbursement of Renazorb, which would be subject to the risks and uncertainties described above. Additionally, applying for and obtaining reimbursement under the TDAPA may take an undetermined amount of time following approval, which will affect adoption, uptake and product revenue for Renazorb during that time, and if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. Further, if Renazorb is approved in the United States and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply Renazorb to specific dialysis providers, instead of through distributors.

The dialysis market is unique and is dominated by two providers: DaVita and Fresenius, which account for a vast majority of the dialysis population in the United States. Similar to how payor coverage may affect the sales of a product, formulary status within dialysis organizations may affect what products are prescribed within that specific organization. Therefore, if a product is not on a formulary, the prescribers within that organization may be less likely to prescribe that product or may have a difficult time prescribing that product, resulting in less sales. Further, one dialysis organization’s determination to add a product to their formulary does not assure that other dialysis organizations will also add the product to theirs. There is always a risk a dialysis organization will not contract with a drug manufacturer for a specific product, resulting in that product not being on that organization’s formulary. If any dialysis organization does not add Renzorb, to the formulary, our business may be materially harmed. In addition, we may be unable to sell Renazorb to dialysis providers on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services and providers choose to use alternative therapies or look to re-negotiate their contracts with us. Adequate coverage and reimbursement of our products by government and private insurance plans are central to patient and provider acceptance of any products for which we receive marketing approval. Further, in many countries outside the United States, a drug must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the EMA or another regulatory authority does not ensure approval by reimbursement authorities in that jurisdiction, and approval by one reimbursement authority outside the United States does not ensure approval by any other reimbursement authorities. However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. We may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our control. In addition, if Renazorb is approved outside of the United States, we plan to rely on a partner to obtain approval by reimbursement authorities outside the United States. If we are unsuccessful or delayed in entering into an agreement with a new partner, the launch of Renazorb following approval outside the United States may be delayed, which could have an adverse effect on our results of operations.

We expect to face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

The development and commercialization of new drugs is highly competitive and subject to rapid and significant technological change. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the development and commercialization of Renazorb, and any other product or product candidate, including those that may be in-licensed or acquired. Renazorb will compete in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, and Auryxia (ferric citrate), marketed by Akebia Therapeutics, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Ardelyx, Inc.’s tenapanor (which is approved in the United States for the treatment of adults with irritable bowel syndrome with constipation, and for which the FDA granted an appeal in the fourth quarter of 2022 that will allow Ardelyx to resubmit a new drug application in 2023 with respect to the control of serum phosphorus in adult patients with CKD on dialysis), that may impact the market for Renazorb.

Smaller and other early-stage companies may also prove to be significant competitors.

As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval, or discovering, developing and commercializing competitive products, before, or more effectively than, we do. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

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

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit knowingly presenting, or causing to be presented, claims for payment to the federal government (including Medicare and Medicaid) that are false or fraudulent (and, under the Federal False Claims Act, a claim is deemed false or fraudulent if it is made pursuant to an illegal kickback). Manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in significant monetary penalties, including fines ranging from $13,508 to $27,018 for each false claim, and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other improper sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The Federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil money penalties ranging from $10,000 to $50,000 per violation and exclusion from the federal healthcare programs.

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

Analogous state and foreign laws and regulations, including state anti-kickback and false claims laws, may apply to products and services reimbursed by non-governmental third-party payors, including commercial payors. Additionally, there are state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or that otherwise restrict payments that may be made to healthcare providers as well as state and foreign laws that require drug manufacturers to report marketing expenditures or pricing information and register sales representatives.

Sunshine laws, including the Federal Open Payments law enacted as part of the ACA, require pharmaceutical manufacturers to disclose payments and other transfers of value to physicians and certain other health care providers or professionals, and in the case of some state sunshine laws, restrict or prohibit certain such payments. Pharmaceutical manufacturers are required to submit reports to the government by the 90th day of each calendar year. Failure to submit the required information may result in civil monetary penalties of up to an aggregate of $100,000 per year, adjusted for inflation (or up to an aggregate of $1 million per year, adjusted for inflation for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations. Certain states and foreign governments require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Many governments and third-party payors reimburse the purchase of certain prescription drugs based on a drug’s average wholesale price (AWP). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments by state and federal government agencies for prescription drugs. We and numerous other pharmaceutical companies have been named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP.

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

Employees

As of March 30, 2023, we had 12 full-time employees and no part-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We were incorporated in August 2016 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net loss for the years ended December 31, 2021 and 2022 was $10.0 million and $18.1 million, and our accumulated deficit as of December 31, 2022 was $34.0 million. There can be no assurance that the product candidates currently under development or that may be under development by us in the future will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our product candidates. As of December 31, 2021 and 2022, we had cash of $16.6 million and $0.5 million, respectively. On March 3, 2023, the Company signed a securities purchase agreement with certain healthcare-focused institutional investors that will provide up to $130 million in gross proceeds to Unicycive through a private placement that included initial upfront funding of $30 million. We expect our existing cash as of December 31, 2022 plus the funding received in March 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Form 10-K. We believe that we will need to raise substantial additional capital in the future to fund our continuing operations and the development and commercialization of our current product candidates and future product candidates. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, businesses or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. We may not be able to raise sufficient funds to commercialize our current and future product candidates we intend to develop.

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

You will experience dilution, subordination of stockholder rights, preferences, and privileges, and decrease in market price of our common stock as a result of our private placement in March 2023 financing efforts.

On March 3, 2023, we signed a securities purchase agreement with certain healthcare-focused institutional investors pursuant to which we issued and sold 30,190 shares of Series A-1 Preferred Stock. Such Series A-1 Preferred Stock and the securities issuable upon conversion of the Series A-1 Preferred Stock are potentially dilutive instruments and the conversion of these securities upon Stockholder Approval will result in dilution to our existing stockholders: As of March 30, 2023, subject to Stockholder Approval, the Series A-1 Preferred Stock will be convertible into approximately 61,612,000 shares of common stock. As a result, these stockholders, acting together, may have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control the management and affairs of our company. Additionally, such shares of Series A-1 Preferred Stock contain certain preferences and privileges not applicable to the shares of common stock, which are described further in the Certificate of Designation filed hereto as Exhibit 3.4.

Our cash could be adversely impacted if a financial institution with which we have deposits or other accounts fails.

Our cash and cash equivalents we use to satisfy our working capital and operating expense needs are held in accounts at various financial institutions. The balance held in deposit accounts often exceeds the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit or similar government deposit insurance schemes. Our cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which we hold our cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and taken into receivership by the FDIC. At that time, substantially all of our cash and cash equivalents were held in accounts with Silicon Valley Bank and we could not access such accounts. While we were afforded full access to our accounts on March 13, 2023 as a result of action taken by the U.S. Department of the Treasury, the Federal Reserve and the FDIC under the systemic risk exception, there is no guarantee that the system risk exception will be relied upon to provide access to uninsured deposits and other assets in the future in the event of the closure of a financial institution, or that such access would be afforded in a timely fashion. Any loss of our cash or cash equivalents or any delay in our access thereto could, among other risks, adversely impact our ability to pay our operating expenses, result in breaches of our contractual obligations, or result in violations of federal or state wage and hour laws if we are unable to pay our employees on a timely basis.

Risks Related to Our Business

The marketing approval process of the FDA is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our current product candidates and future product candidates we intend to develop, our business will be substantially harmed.

The product candidates we intend to develop have not gained marketing approval in the U.S., and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our current and future product candidates in a timely manner. We cannot commercialize our product candidates in the United States without first obtaining approval from the FDA to market each product candidate. Our product candidates could face substantial delays or even fail to receive marketing approval for many reasons, including among others:

●	The FDA may decide that additional CMC, nonclinical and clinical studies would be needed for the approval of Renazorb;

●	the FDA may disagree with the design, implementation, or interpretation of data of our CMC, preclinical, or clinical studies;

●	the FDA could determine that we cannot rely on specific regulatory approval pathway, e.g., Section 505(b)(2), for our current or future product candidates; and

●	the FDA may determine that we have identified the wrong reference listed drug or drugs or that approval of our regulatory application for any of our product candidates is blocked by patent or non-patent exclusivity of the reference listed drug or drugs.

In addition, the process of seeking regulatory clearance or approval to market the product candidates we intend to develop is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. If we are not successful in obtaining timely clearance or approval of our product candidates from the FDA, we may never be able to generate anticipated revenue and may be forced to cease operations. The NDA process is costly, lengthy and uncertain. Any NDA application filed by us will have to be supported by extensive data, including, but not limited to, technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use.

Obtaining clearances or approvals from the FDA and from the regulatory agencies in other countries is an expensive and time-consuming process and is uncertain as to outcome. The FDA and other agencies could ask us to supplement our submissions, collect new CMC or non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain an NDA approval or pre-market approvals in other countries, the approval could be revoked or other restrictions imposed if post-market data demonstrate safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory agencies will act. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited. Additionally, even if cleared or approved, our products may not be approved for the specific indications that are most necessary or desirable for successful commercialization or profitability.

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

The outbreak of the novel coronavirus (“COVID-19”) has evolved into a global pandemic. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted.

Due to COVID-19, our planned project timelines may be delayed due to reduced availability of human resources or critical supplies needed to carry out such plans.

Moreover, our clinical trials may be affected by COVID-19. Site initiation, participant recruitment and enrollment, participant dosing, availability and distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to COVID-19.

The ultimate impact of COVID-19, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

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

As of December 31, 2022, we had 12 full-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

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

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares, except we have agreed to pay cash dividends in the event Renazorb is approved by the FDA and commercial sales is commenced.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, except that in March 2023,we agreed with certain investors to modify our dividend policy to state that we intend to pay dividends to all stockholders on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of our annual net cash flow from operations following the approval of Renazorb by the FDA if obtained, and the commencement of commercial sales.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns (including the current downturn related to the COVID-19 pandemic), volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock after the closing of this offering, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:

●	a $1.00 minimum closing bid price;

●	stockholders’ equity of $2.5 million;

●	500,000 shares of publicly-held common stock with a market value of at least $1 million;

●	300 round-lot stockholders; and

●	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

On August 8, 2022, we received a written notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”), as the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days. On February 1, 2023, Nasdaq notified us that we had not regained compliance with the Rule and were not eligible for a second 180 day period since we did not comply with the minimum $5,000,000 stockholders’ equity initial listing requirement for The Nasdaq Capital Market.

We had requested a hearing before the Nasdaq Hearings Panel and on February 28, 2023, Nasdaq granted to us an exception until July 24, 2023 to regain compliance with the Rule.

On March 28, 2023, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market.

If we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Finally, delisting of our common stock could result in our common stock becoming a “penny stock” under the Exchange Act.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of December 31, 2022, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 62% of our outstanding shares of common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.2 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the years ended December 31, 2021 and 2022, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. While we are taking steps to remediate the material weaknesses in our internal control over financial reporting, we may not be successful in remediating such weaknesses which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weaknesses but identify new material weaknesses in our internal control over financial reporting investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

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

Stockholders

As of March 28, 2023, there were 73 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, except that in March 2023,we agreed with certain investors to modify our dividend policy to state that we intend to pay dividends to all stockholders on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of our annual net cash flow from operations following the approval of Renazorb by the FDA if obtained, and the commencement of commercial sales.

Sales of Unregistered Securities

On November 28, 2022, we issued 33,500 shares of restricted common stock to RedChip for investor advisory services. The foregoing issuance was made in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $10.0 million and $18.1 million for the years ended December 31, 2021 and 2022. As of December 31, 2022, we had an accumulated deficit of $34.0 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Recent Developments

On March 3, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “Offering”), 30,190 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), which offering will result in up to $130 million in gross proceeds and initial upfront funding of $30 million.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”), each share of Series A-1 Preferred Stock is, subject to the Stockholder Approval (as defined below), convertible into a unit (“Unit”) consisting of (i) shares of common stock, par value $0.001 per share (the “Common Stock”) and, if applicable, shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”), in lieu of Common Stock, (ii) a tranche A warrant to acquire shares of Series A-3 Convertible Preferred Stock (the “Tranche A Warrant”), (iii) a tranche B warrant to acquire shares of Series A-4 Convertible Preferred Stock (the “Tranche B Warrant”), and (iv) a tranche C warrant to acquire shares of Series A-5 Convertible Preferred Stock (the “Tranche C Warrant”, together with the Tranche A Warrant and the Tranche B Warrant, the “Warrants”). The shares of Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock and Series A-5 Convertible Preferred Stock issuable upon exercise of the Warrants collectively are referred to herein as the “Preferred Warrant Shares”. The Tranche A warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following our announcement of receipt of FDA approval for Renazorb, the Tranche B warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following our announcement of receipt of Transitional Drug Add-On Payment Adjustment (“TDAPA”) approval for Renazorb, and the Tranche C Warrant for an aggregate exercise price of approximately $50 million are exercisable until 21 days following four quarters of commercial sales of Renazorb following receipt of TDAPA approval.

Subject to the terms and limitations contained in the Certificate of Designation, the Series A-1 Preferred Stock issued in the Offering will not become convertible until our stockholders approve the issuance of the Units upon conversion of the Series A-1 Preferred Stock and the issuance of all Common Stock upon conversion of the Series A Preferred Stock (as defined below), among other items (the “Stockholder Approval”). On the tenth (10th) Trading Day (as defined in the Certificate of Designation) following the announcement of the Stockholder Approval, each share of Series A-1 Preferred Stock shall automatically convert into a Unit. Subject to the limitations set forth in the Certificate of Designation, at the option of the holder, each share of Series A-2 Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock shall be convertible into one share of Common Stock.

In addition, in connection with the Offering, we agreed to modify our dividend policy to state that we intend to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-Common-Stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of our annual net cash flow from operations following approval of Renazorb by the FDA, if obtained, and the commencement of commercial sales.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2022 (in thousands)

	Years Ended December 31,
	2021	2022	Change	% Change

Licensing revenues:	$-	$951	$951	100%
Operating expenses:
Research and development	6,080	12,436	6,356	105%
General and administrative	2,897	6,567	3,670	127%
Total operating expenses	8,977	19,003	10,026	112%
Loss from operations	(8,977)	(18,052)	(9,075)	101%
Other income (expenses):
Interest expense	(628)	(6)	622	(99)%
Loss on debt conversion	(431)	-	431	(100)%
Gain on extinguishment of debt	19	-	(19)	(100)%
Total other income (expenses)	(1,040)	(6)	1,034	(99)%

Net loss	$(10,017)	$(18,058)	$(8,041)	80%

Licensing Revenues

Licensing revenues increased approximately $1.0 million, or 100%, from the prior year due to a licensing agreement entered into with Lee’s Pharmaceutical (HK) Limited in July 2022. We received an upfront payment of approximately $1.0 million. There was no comparable revenue earned in the prior period. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses increased by approximately $6.4 million, or 105%, from $6.1 million for the year ended December 31, 2021 to $12.4 million for the year ended December 31, 2022. The increase in research and development expenses was primarily due to an increase in development costs of $6.5 million due to product formulation, clinical study, and preclinical study services in the current period. New employee hires increased labor costs $1.6 million, and consulting and other costs increased $756,000 from the prior period. The increase was partially offset by a $2.2 million decrease in non-cash expense from the issuance of common stock in 2021 pursuant to the anti-dilution clause in the purchase of in process research and development technology from Spectrum Pharmaceuticals, Inc. In addition, non-cash stock compensation costs decreased $338,000 from the prior period.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.7 million, or 127%, from $2.9 million for the year ended December 31, 2021 to $6.6 million for the year ended December 31, 2022 primarily due to an increase of $1.4 million in consulting and professional services costs. Labor costs increased $747,000 due to hiring of new employees. Non-cash stock compensation costs increased $419,000. Insurance expense for directors and officers increased $525,000, and rent, travel, supplies and other costs increased $567,000.

Other Income (Expenses)

Other income (expenses) decreased by approximately $1.0 million, or 99% from $1.0 million for the year ended December 31, 2021 to approximately $6,000 for the year ended December 31, 2022. The decrease was due primarily to decreased interest expense incurred on our convertible notes of $0.6 million as well as conversion to equity of our outstanding convertible notes as a result of our IPO in 2021 which resulted in a non-cash loss on debt conversion of $0.4 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through December 31, 2020, we have funded our operations with the sale of common stock, convertible notes and from a loan from our Chief Executive Officer and principal stockholder. During 2021 we raised $1.1 million through the issuance of convertible notes to investors.

As a result of our initial public offering (“IPO”), on July 13, 2021 we began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 we received approximately $22.3 million in net proceeds after deducting the underwriting discounts, commissions and offering expenses. We have used the net proceeds from the IPO to complete pre-clinical and clinical studies, submit regulatory filings to the FDA, and for general and corporate purposes, including hiring additional management and conducting market research and other commercial planning.

Future revenue streams may consist of collaboration or licensing revenue as well as product sales. We have generated approximately $1.6 million in licensing revenue to date.

Future Funding Requirements

We have incurred net losses since our inception. For the year ended December 31, 2022, we had a net loss of $18.1 million, and we expect to incur substantial additional losses in future periods. As of December 31, 2022, we had an accumulated deficit of $34.0 million.

On March 6, 2023, we announced completion of a securities purchase agreement with certain healthcare-focused institutional investors that will provide up to $130.0 million in gross proceeds through a private placement and that includes initial upfront funding of $30.0 million. Proceeds from the offering will be used to support our NDA submission with the FDA for approval of Renazorb for the treatment of hyperphosphatemia in the U.S. and, if approved, for the commercial launch of Renazorb in the U.S.

We expect to continue incurring losses in the future and will be required to raise additional capital in the future to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, we may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. Based on our current level of expenditures, and after receiving the net proceeds of $28.1 million from a private placement financing, we believe that we have sufficient resources such that there is not substantial doubt about our ability to continue operations for at least one year after the date that these financial statements are available to be issued.

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

Related Party Payable

We entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, after initially determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the year ended December 31, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, the Company amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022.

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

Private Placement

On March 3, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we issued and sold, in a private placement, 30,190 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share, which offering will result in up to $130 million in gross proceeds and initial upfront funding of $30 million. For more information on the private placement offering, please refer to the section titled “Item 1. Business – Recent Developments”.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Years Ended December 31,
	2021	2022
Net cash (used in) provided by:
Operating activities	$(5,767)	$(15,651)
Investing activities	(29)	(2)
Financing activities	22,375	(471)
Net (decrease) increase in cash	$16,579	$(16,124)

Cash Flows from Operating Activities

Net cash used in operating activities was $15.7 million for the year ended December 31, 2022. Cash used in operating activities was primarily due to the use of funds for director and officer insurance premiums, development costs associated with our drug candidates, labor costs, consulting and accounting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $18.1 million after including the effect of non-cash adjustments for stock compensation.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $2,000 for the year ended December 31, 2022 and was due to the purchase of furniture and fixtures for our corporate office. Net cash used in investing activities was $29,000 for the year ended December 31, 2021 and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash used by financing activities was $471,000 for the year ended December 31, 2022 and was due primarily to payments made pursuant to our financed director and officer insurance policies.

Net cash provided by financing activities was $22.4 million for the year ended December 31, 2021 and was primarily related to proceeds received from our initial public offering, net of issuance and deferred offering costs. In addition, we issued convertible notes to investors for $1.1 million as well as the receipt of $0.1 million in proceeds from the exercise of options. Net repayments on loans from our chief executive officer offset the cash inflows by $1.1 million.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the year ended December 31, 2022 from those used for the year ended December 31, 2021. The below policies represent our critical accounting policies.

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

Stock-Based Compensation

We account for stock-based compensation for all share-based payments made to employees and non-employees by estimating the fair value on the date of grant and recognizing compensation expense over the requisite service period on a straight-line basis. We recognize forfeitures related to stock-based compensation as they occur. We estimate the fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected common stock volatility, expected dividend yield, expected term, and the risk-free interest rate.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.2 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unicycive Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 30, 2023

Unicycive Therapeutics, Inc.

Balance Sheets

(in thousands, except for share and per share amounts)

	As of	As of
	December 31,	December 31,
	2021	2022
Assets
Current assets:
Cash	$16,579	$455
Prepaid expenses and other current assets	1,832	2,189
Total current assets	18,411	2,644
Right of use asset, net	305	152
Property, plant and equipment, net	28	22
Total assets	$18,744	$2,818

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$742	$892
Accrued liabilities	1,212	2,237
Operating lease liability - current	151	155
Total current liabilities	2,105	3,284
Operating lease liability – long term	155	-
Total liabilities	2,260	3,284
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Preferred stock: $0.001 par value per share—10,000,000 shares authorized at December 31, 2021 and 2022; no shares issued and outstanding at December 31, 2021 and 2022	$-	$-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2021 and 2022; 14,996,534 shares issued and outstanding at December 31, 2021, and 15,231,655 shares issued and outstanding at December 31, 2022	15	15
Additional paid-in capital	32,408	33,516
Accumulated deficit	(15,939)	(33,997)
Total stockholders’ equity (deficit)	16,484	(466)
Total liabilities and stockholders’ equity (deficit)	$18,744	$2,818

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(in thousands, except for share and per share amounts)

	Year Ended December 31,	Year Ended December 31,
	2021	2022

Licensing revenues	$-	$951

Operating expenses:
Research and development	6,080	12,436
General and administrative	2,897	6,567
Total operating expenses	8,977	19,003
Loss from operations	(8,977)	(18,052)
Other expenses:
Interest expense	(628)	(6)
Loss on debt conversion	(431)	-
Gain on extinguishment of debt	19	-
Total other expenses	(1,040)	(6)
Net loss	$(10,017)	$(18,058)
Net loss per share, basic and diluted	$(0.86)	$(1.20)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	11,675,750	15,057,049

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	-	$-	8,514,070	$9	$3,242	$(5,922)	$(2,671)
Net loss	-	-	-	-	-	(10,017)	(10,017)
Net proceeds from initial public offering	-	-	5,000,000	5	22,266	-	22,271
Conversion of convertible notes into common stock	-	-	736,773	1	3,684	-	3,685
Issuance of common stock for exercise of options	-	-	307,317	-	59	-	59
Issuance of common stock for anti-dilution clause	-	-	438,374	-	2,191	-	2,191
Stock-based compensation expense	-	-	-	-	966	-	966
Balance at December 31, 2021		-	14,996,534	15	32,408	(15,939)	16,484
Net loss	-	-	-	-	-	(18,058)	(18,058)
Issuance of common stock for cash, net of issuance costs	-	-	108,032	-	11	-	11
Issuance of common stock	-	-	33,500	-	21	-	21
Issuance of common stock for vested restricted stock units	-	-	26,738	-	-	-	-
Issuance of common stock for exercise of options	-	-	66,851	-	29	-	29
Stock-based compensation expense	-	-	-	-	1,047	-	1,047
Balance at December 31, 2022	-	$-	15,231,655	$15	$33,516	$(33,997)	$(466)

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2022

Cash flows from operating activities
Net loss	$(10,017)	$(18,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1	7
R&D expense for issuance of common stock for anti-dilution clause	2,191	-
G&A expense for issuance of common stock	-	21
Stock-based compensation expense	966	1,047
Convertible debt discount amortization	488	-
Amortization of operating lease right of use asset	12	154
Convertible debt non-cash interest	139	-
Gain on extinguishment of debt	(19)	-
Deferred compensation to CEO	146	-
Loss on debt conversion	431	-
Changes in assets and liabilities:
Prepaid expense and other current assets	(1,325)	62
Accounts payable and accrued liabilities	1,241	1,267
Operating lease liability	(12)	(151)
Related party service fee payable	(9)	-
Net cash used in operating activities	(5,767)	(15,651)
Cash flows from investing activities
Purchases of property, plant and equipment	(29)	(2)
Net cash used in investing activities	(29)	(2)
Cash flows from financing activities
Net proceeds from initial public offering	22,271	-
Issuance of common stock for cash, net of issuance costs	-	11
Proceeds from loan from stockholder	248	-
Proceeds from convertible notes	1,098	-
Repayment of loan from stockholder	(1,361)	-
Payments on financed insurance policies	-	(482)
Proceeds from exercise of options	119	-
Net cash provided by (used in) financing activities	22,375	(471)
Net increase (decrease) in cash	16,579	(16,124)
Cash at the beginning of the period	-	16,579
Cash at the end of the period	$16,579	$455
Supplemental cash flow information
Deferred preclinical charges included in prepaid expenses and other current assets	$503	$420
Deferred insurance charges included in prepaid expenses and other current assets	$-	$240
Cash paid for income taxes	$-	$-

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with governmental regulations and the need to obtain additional financing to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. Future revenue streams may consist of collaboration or licensing revenue as well as product sales. The Company has generated approximately $1.0 million in licensing revenue through December 31, 2022.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financings and loans from a stockholder to fund its operations. As of December 31, 2021 and 2022, the Company had an accumulated deficit of $15.9 million and $34.0 million, respectively.

As a result of its initial public offering (“IPO”), on July 13, 2021 the Company began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 received approximately $22.3 million in net proceeds after deducting the underwriting discounts, commissions and other offering expenses. The Company has used the net proceeds from the IPO to complete pre-clinical and clinical studies, prepare regulatory filings for the FDA, and for general and corporate purposes, including hiring additional management and conducting market research and other commercial planning.

On March 6, 2023, the Company announced it has signed a securities purchase agreement with certain healthcare-focused institutional investors that will provide up to $130.0 million in gross proceeds through a private placement and that includes initial upfront funding of $30.0 million.

The Company expects to continue incurring losses in the future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. From January 2021 through May 2021, the Company received an aggregate of $1.1 million upon the issuance of convertible notes. These funds were used primarily to settle outstanding accounts payable as well as to make payments on the loan outstanding from the chief executive officer and principal stockholder. In 2021, the Company received approximately $22.3 million in net proceeds from its IPO, and in March 2023 the Company received approximately $28.1 million in net proceeds from a private placement financing. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s current level of expenditures, and after receiving the proceeds from the private placement in March 2023, the Company believes that it has sufficient resources such that there is not substantial doubt about the ability to continue operations for at least one year after the date that these financial statements are available to be issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the periods presented. Management believes that these estimates and assumptions are reasonable; however, actual results may differ and could have a material effect on future results of operations and financial position. Significant items subject to such estimates and assumptions include stock-based compensation. Actual results may materially differ from those estimates.

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

The Company’s general business strategy may be adversely affected by any such economic downturns (including the current downturn related to the COVID-19 pandemic), volatile business environments and continued unstable or unpredictable economic and market conditions.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, prepaid expenses, accounts payable, and in prior periods also included convertible notes and a loan from the Chief Executive Officer and stockholder of the Company. The carrying amounts of these items approximate fair value as of December 31, 2021 and 2022 due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. All of the Company’s cash was deposited in one account at a financial institution during 2021 and 2022, and the account balance may at times exceed federally insured limits. The cash and cash equivalents we use to satisfy our working capital and operating expense needs are currently held in accounts at various financial institutions. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets.

Prepaid Expenses

Prepaid expenses represent costs incurred that benefit future periods. These costs are amortized over specific time periods based on the agreements.

Revenue Recognition

The Company has implemented ASC 606, Revenue from Contracts with Customers. This guidance included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures. The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to a counterparty in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

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

Stock-Based Compensation

The Company accounts for stock-based compensation for all share-based payments made to employees and non-employees by estimating the fair value on the date of grant and recognizing compensation expense over the requisite service period on a straight-line basis. The Company recognizes forfeitures related to stock-based compensation as they occur. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected common stock volatility, expected dividend yield, expected term, risk-free interest rate, and the estimated fair value (prior to the Company’s initial public offering) or the public market closing price of the Company’s underlying common stock on the date of grant.

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

The Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174, which became effective January 1, 2022. We are monitoring legislation for any further changes to Section 174 and the impact, if any, to the financial statements in 2023.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2022 and must be applied using either a modified or full retrospective approach. Early adoption is permitted, but no earlier than annual periods beginning after December 15, 2020. The Company adopted the standard on January 1, 2022 using a modified retrospective approach, and the adoption did not result in any adjustments on the Company’s financial statements.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Renazorb and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 313,663 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Renazorb Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for Renazorb is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for Renazorb is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all of the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Renazorb Purchase Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Renazorb Purchase Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million as a result of a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the year ended December 31, 2022.

On July 19, 2021, the Company entered into an agreement with Syneos Health LLC (“Syneos”) pursuant to which Syneos will provide preclinical research and analysis services related to the development of UNI-494. The initial budget for the study, which includes clinical pharmacology, translational sciences, and bioanalytical services, was approximately $2.3 million. Related payments totaling approximately $1.8 million have been paid to Syneos as of December 31, 2022, and approximately $0.2 million has been recorded as accounts payable or accrued expense in the accompanying balance sheet as of December 31, 2022.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study is approximately $3.7 million, and subsequent revisions reduced the overall budget to $2.6 million. Related payments totaling approximately $1.5 million have been paid to Quotient as of December 31, 2022, approximately $0.9 million of related expense has been recorded, and approximately $1.0 million has been recorded as prepaid expense in the accompanying balance sheet as of December 31, 2022.

On February 9, 2022, the Company entered into a Master Services Agreement with CBCC Global Research Inc. (“CBCC”), a California based company that provides clinical trial and related services, for the purpose of performing clinical research in support of Renazorb. The budget for the initial study was approximately $1.4 million. Payments relating to the initial agreement totaling approximately $0.4 million have been paid to CBCC as of December 31, 2022, and approximately $0.4 million of related expense has been recorded. In September 2022, a statement of work revised the remaining services budget to approximately $0.1 million.

On June 29, 2022, the Company entered into an Agreement with Inotiv, an Indiana based company that provides preclinical trial and related services, for the purpose of performing research in support of Renazorb. The budget for the services is approximately $1.0 million. Approximately $0.7 million has been paid to Inotiv as of December 31, 2022 and approximately $0.4 million has been recorded as prepaid expense in the accompanying balance sheet as of December 31, 2022.

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

On July 27, 2022, the Company entered into an Agreement with Celerion, a Nebraska based company that provides clinical trial and related services, for the purpose of performing research in support of Renazorb. The budget for the services is approximately $2.7 million, and approximately $2.7 million has been paid to Celerion as of December 31, 2022.

4. Licensing Revenues

On July 14, 2022, the Company entered into a license agreement (“Agreement”) with Lee’s Pharmaceutical (HK) Limited (“Lee’s”). Under the terms of the agreement, Lee’s Pharmaceutical will be responsible for development, registration filing and approval for Renazorb in China, Hong Kong, and certain other Asian markets. In addition, Lee’s will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Renazorb in the licensed territories. Both parties agreed to enter into a separate manufacturing and supply agreement whereby Unicycive will supply Lee’s with Renazorb product. The Company has received an upfront payment of approximately $1.0 million, expects to receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties of between 7% and 10% upon achievement of prespecified regulatory and commercial achievements.

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

The Company does not believe that its promise to provide goods under a future manufacturing and supply agreement represents a material right to Lee’s, and therefore the promise does not represent current performance obligation. The Company has concluded the agreement contains one performance obligation – the IP license.

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of December 31, 2022. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of December 31, 2022. The Company will reassess this conclusion at each reporting date.

The Company has concluded that at contract inception the total transaction price is the $1.0 million upfront fee.

The Company has concluded that the license of the Renazorb IP is functional IP as it contains all the necessary information for Lee’s to develop for commercialization in the Territory. Unicycive’s ongoing activities do not significantly affect the standalone functionality of the IP. In addition, the functionality of the IP is not expected to substantially change during the license period based on Unicycive’s activities. The revenue should therefore be recognized at a point in time. This intellectual property was transferred to Lee’s in July 2022, and the Company has recognized $1.0 million in the accompanying statements of operations as licensing revenue for the year ended December 31, 2022.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2021 and 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2021	2022
Prepaid directors and officers liability insurance premiums	$821	$476
Prepaid preclinical services	885	1,554
Other	126	159
Total	$1,832	$2,189

Property, plant and equipment as of December 31, 2021 and 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2021	2022
Leasehold improvements	$15	$15
Furniture and fixtures	14	14
Subtotal	29	29
Less accumulated depreciation	(1)	(7)
Net	$28	$22

Accounts payable as of December 31, 2021 and 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2021	2022
Trade accounts payable	$713	$846
Credit card liability	29	46
Total	$742	$892

Accrued liabilities as of December 31, 2021 and 2022 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2021	2022
Accrued labor costs	$691	$1,487
Accrued drug development costs	369	228
Other	152	522
Total	$1,212	$2,237

6. Operating Lease

The Company leases office space under an operating lease. In December 2021, the Company entered into a lease agreement for 2,367 square feet of office space commencing December 1, 2021. The initial lease term is for two years, and there is an option to extend the lease for an additional year.

In accounting for the leases, the Company adopted ASC 842 Leases on January 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and, at December 1, 2021, determined that the present value of the lease was approximately $318,000 using a discount rate of 8.0%. In accordance with ASC 842, the right-of-use asset will be amortized over the life of the underlying lease. The Company determined that the option to extend the lease for an additional year was not considered reasonably certain at December 31, 2021 or December 31, 2022. During the year ended December 31, 2022, the Company reflected amortization of right-of-use asset of approximately $154,000, resulting in a right of use asset balance of $152,000.

During the year ended December 31, 2022, the Company made cash payments on the lease of $170,000 towards the lease liabilities. As of December 31, 2022, the total lease liability was $155,000. ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the lease for the years ended December 31, 2021 and December 31, 2022 was approximately $14,000 and $173,000, respectively.

Maturities of the Company’s lease liabilities are as follows (in thousands):

Operating Lease
Year ending December 31, 2022	$161
Less imputed interest rate / present value discount	(6)
Present value of lease liability	155
Less current portion	(155)
Long term portion	$-

7. Debt

Convertible Notes

In January through May 2021, the Company issued convertible notes (the “2021 Notes”) in the aggregate principal amount of approximately $1,098,000. The 2021 Notes bear interest at a rate of 12% per annum, payable at maturity, and mature between January and May, 2022. The 2021 Notes shall automatically convert into shares of the Company’s common stock upon the closing of a financing pursuant to which the Company receives gross proceeds of at least $0.5 million (a “Qualified Financing”) or upon a change of control. The 2021 Notes shall convert into such numbers of shares of the Company’s common stock equal to the conversion amount divided by the Conversion Price. “Conversion Price” means (i) in the event of a Qualified Financing, 70% of the price per share (or conversion price, as applicable) of common stock (or securities convertible into common stock, as applicable) sold in such financing or (ii) in the event of a change of control, the price per share reflected in such transaction.

The Company accounted for the 2021 Notes as stock-settled debt and was accreting the carrying amount of the 2021 Notes to the settlement amount through maturity.

In July through November 2020, the Company issued convertible notes (the “2020 Notes”) in the aggregate principal amount of $1,290,000. The 2020 Notes bear interest at a rate of 12% per annum, payable at maturity, and mature between July and November, 2021. The 2020 Notes shall automatically convert into shares of the Company’s common stock upon the closing of a financing pursuant to which the Company receives gross proceeds of at least $0.5 million (a “Qualified Financing”) or upon a change of control. The 2020 Notes shall convert into such numbers of shares of the Company’s common stock equal to the conversion amount divided by the Conversion Price. “Conversion Price” means (i) in the event of a Qualified Financing, 70% of the price per share (or conversion price, as applicable) of common stock (or securities convertible into common stock, as applicable) sold in such financing or (ii) in the event of a change of control, the price per share reflected in such transaction.

The Company accounted for the 2020 Notes as stock-settled debt and is accreting the carrying amount of the 2020 Notes to the settlement amount through maturity. As of December 31, 2020, unpaid and accrued interest of $0.1 million as well as debt discount accretion expense of approximately $0.2 million was included with the convertible notes on the balance sheet.

As a result of the completion of the Company’s IPO on July 13, 2021, approximately $2.4 million of principal and $0.2 million of unpaid accrued interest related to the 2021 and 2020 Notes was converted into shares of common stock. Additionally the noteholders were granted warrants equal to 25% of the conversion shares issued. The conversion resulted in a loss of $0.4 million that is included as loss on debt conversion in the accompanying statements of operations for the year ended December 31, 2021.

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

8. Related Party Transactions

Loan from Chief Executive Officer and Stockholder

The Company received advances from a stockholder of $248,000 during the year ended December 31, 2021. The Company repaid all amounts owed to the stockholder of $1.4 million during the year ended December 31, 2021.

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

On July 1, 2017, as amended on April 6, 2020, the Company entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, after initially determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the year ended December 31, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, the Company amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022.

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

In March 2021, the Benchmark Agreement was terminated. Concurrent with the termination, the Company signed an advisory services agreement pursuant to which the Company will pay Benchmark $150,000 upon the closing of the planned initial public offering, and Benchmark provided advisory services with respect to the public offering. The Company paid the $150,000 advisory fee in July 2021.

In December 2022, the Company signed an advisory services agreement with Maxim Group LLC (“Maxim”) pursuant to which the Company will pay Maxim $100,000 upon the closing of a private placement of the Company’s equity or equity-linked securities. Maxim provided advisory services with respect to a private placement securities purchase agreement with certain healthcare-focused institutional investors, which closed in March of 2023. The Company paid the $100,000 advisory fee in March 2023.

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $6,000 and $60,000 for the years ended December 31, 2021 and 2022, respectively.

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

The following table summarizes activity for warrants for the year ended December 31, 2022:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2021	4,784,193	6.00	4.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, December 31, 2022	4,784,193	6.00	4.54	-

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

Preferred Stock

As of December 31, 2021 and 2022, the Company had 10,000,000 shares of preferred stock authorized, par value of $0.001 per share and no shares of preferred stock were issued or outstanding.

11. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 1,302,326 shares of common stock are reserved for issuance pursuant to the 2021 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2021 and 2022, 674,176 and 389,676 shares of common stock, respectively, are available under the 2021 Plan.

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

The following table summarizes activity for stock options under all plans for the year ended December 31, 2022:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2021	1,211,068	$3.19	8.66	$321
Options granted	324,000	$0.75
Options forfeited	(125,547)	$3.05
Options exercised	(66,851)	$0.45
Outstanding, December 31, 2022	1,342,670	$2.75	8.47	$52

Options vested and exercisable as of December 31, 2022	683,661	$3.14	7.87	$52

The grant date fair value of options granted during the year ended December 31, 2022 was $0.2 million.

As of December 31, 2022, the unrecognized compensation cost related to outstanding stock options was $1.1 million, which is expected to be recognized as expense over approximately 2.3 years.

During the year ended December 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of December 31, 2022, 9,546 of the options remained unvested. Proceeds received related to the unvested options of approximately $31,000 at December 31, 2022 were included in accrued liabilities on the accompanying balance sheets and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. Proceeds received related to the vested portion of options of $29,000 were reclassified to equity during the year ended December 31, 2022. The vested portion of the exercises was 374,168 shares at December 31, 2022.

During May 2022, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,200, resulting in a fair value per share of $0.72. Subject to the consultant’s continued service, the restricted stock units shall vest upon the two-year anniversary of the date of grant. As of December 31, 2022, the unrecognized compensation cost related to the grant was approximately $5,000, which is expected to be recognized as expense over approximately 17 months.

During July 2021, the Company granted a director 26,738 restricted stock units with a grant date fair value of $100,000, resulting in a fair value per share of $3.74. The restricted stock units vested in July 2022.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the years ended December 31, 2021 and 2022 (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2022

Research and development	$721	$664
General and administrative	245	383
Total stock-based compensation	$966	$1,047

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

Common Stock Fair Value - The fair value of the common stock underlying the Company’s stock options prior to the initial public offering was estimated at each grant date and was determined on a periodic basis and based either on transactions with third parties in which common stock was sold for cash or with the assistance of an independent third-party valuation expert. Subsequent to our initial public offering, the fair value underlying the Company’s common stock is determined based on the public market closing price on each date of grant. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

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

Expected Dividend – Through December 31, 2022, the Company has never declared nor paid any cash dividends.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the years ended December 31, 2021 and 2022:

	Year Ended December 31, 2021	Year Ended December 31, 2022
Expected volatility	101.00 – 105.00%	101.00 – 105.00%
Risk-free interest rate	0.61 – 1.34%	2.90 – 3.96%
Dividend yield	-%	-%
Expected term	5.13 - 6.25 years	6.25 years

12.	Income Taxes

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rate of 21% to the net loss is summarized for the years ended December 31, 2021 and 2022 is as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2022
Income taxes (benefit) at statutory rates	21.00%	21.00%
State income tax (benefit), net of federal benefit	-	2.39%
Change in valuation allowance	(16.27)	(24.04)
Interest on convertible notes	(2.22)	-
Others	(2.51)	0.65

Effective income tax rate	-%	-%

For the years ended December 31, 2021 and 2022, the Company did not record a deferred income tax expense or benefit. Income tax expense has been nominal for the years ended December 31, 2021 and 2022.

Deferred tax assets and liabilities are recognized for the expected tax consequences attributable to the differences between financial reporting and the tax basis of existing assets and liabilities and operating loss carryforward, and they are measured using enacted tax rates expected to be in effect when differences are expected to reverse. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such loss carryforward and deferred tax asset will not be realized. Significant components of the Company’s deferred tax assets at December 31, 2021 and 2022 are shown below (in thousands):

	December 31,	December 31,
	2021	2022
Deferred tax assets:
Stock-based compensation	$226	$373
Net operating losses carryforwards	2,257	4,156
Depreciation and Amortization	468	428
Capitalized research	-	2,221
Accrued expenses	135	260
Gross deferred tax assets	3,086	7,438
Less: Valuation allowance	(3,086)	(7,438)
Deferred tax assets, net of valuation allowance	$-	$-

The valuation allowance increased by $4.4 million during the year ended December 31, 2022. The Company has concluded, based upon ASC 740, that it is more likely than not the Company will not realize any benefit from the deferred tax assets related to certain Federal and state’s net operating loss and credit carryforwards. Accordingly, the Company has established a full valuation allowance against its Federal and state deferred tax assets.

As of December 31, 2022, the Company had available Federal and California net operating loss carryforwards of approximately $15.4 million and $13.1 million to reduce future taxable income, if any. Federal net operating losses generated prior to 2018 and all state net operating losses generated expire in varying amounts beginning in 2037. These net operating losses, generated after 2017, do not expire and will be able to offset 80% of taxable income generated in the future.

As of December 31, 2022, the Company had research and development credit carryforwards of approximately $444,000 and $245,000 available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. These credits have been provided a full reserve under ASC 740-10. The federal credit carryforwards begin to expire in 2037, and the state credit carryforwards can be carried forward indefinitely.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The effect of an ownership change would be the imposition of annual limitation on the use of net operating loss (“NOL”) carryforwards attributable to periods before the change in ownership. An assessment of such ownership changes under Section 382 of the Code was not completed through December 31, 2022 and, as such the Company is not able to determine the impact on the NOLs and tax credit carryforwards, if any, as of the date of the financial statements. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company’s history of NOLs, the CARES Act did not have a material impact on the Company’s financial statements.

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

The Tax Cuts and Jobs Act (“TCJA”) included a change in the treatment of research and development (“R&D”) expenditures for tax purposes under Section 174. Effective for tax years beginning after December 31, 2021, specified R&D expenditures must undergo a 5-year amortization period for domestic spend and a 15-year amortization period for foreign spend. Prior to the effective date (2021 tax year and prior), taxpayers were able to immediately expense R&D costs under Section 174(a) or had the option to capitalize and amortize R&D expenditures over a 5-year recovery period under Section 174(b). The Company has evaluated the current legislation at this time and prepared the provision by following the treatment of R&D expenditures for tax purposes under Section 174.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2021 and 2022 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2021	2022
Beginning balance	$29	$101
Additions related to current year positions	72	589
Ending balance	$101	$690

As of December 31, 2021 and 2022, the total unrecognized tax benefit was approximately $101,000 and $690,000, respectively. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company files U.S. and state income tax returns with varying statutes of limitations. Tax years 2018 and forward remain open to examination due to the carryover of NOL carryforwards. There are no ongoing examinations by taxing authorities at this time.

13. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31, 2021	Year Ended December 31, 2022
Numerator:
Net loss	$(10,017)	$(18,058)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	11,675,750	15,057,049
Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(1.20)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31, 2021	Year Ended December 31, 2022

Options to purchase common stock	1,211,068	1,342,670
Warrants to purchase common stock	4,784,193	4,784,193
Total	5,995,261	6,126,863

14. Subsequent Events

On February 1, 2023, the Company entered into an exclusive license agreement with Lotus Pharmaceutical (“Lotus”), a leading global pharmaceutical company, for the development and commercialization of Renazorb® (lanthanum dioxycarbonate) in the Republic of Korea. Under the terms of the agreement, Lotus will be responsible for development, registration filing and approval of Renazorb in the Republic of Korea. In addition, Lotus will have sole responsibility for the importation of the drug product from Unicycive and for the costs of commercialization of Renazorb in the Republic of Korea. Unicycive received an upfront payment of $750,000, less applicable withholding taxes, and may receive up to $4.45 million in milestone payments and tiered royalties upon achievement of prespecified regulatory and commercial achievements.

The Company received advances from a stockholder of $210,000 during February, 2023. The Company repaid amounts owed to the stockholder of $210,000 plus accrued interest during March 2023.

On March 3, 2023, the Company signed a securities purchase agreement with certain healthcare-focused institutional investors that will provide up to $130 million in gross proceeds to Unicycive through a private placement that includes initial upfront funding of $30 million. The funding is being led by Vivo Capital with participation from RA Capital, BVF Partners, Logos Capital, and is supported by existing investors Nantahala Capital Partners and Rosalind Advisors Inc. In conjunction with the financing, Gaurav Aggarwal, M.D., Managing Director of Vivo Capital, will join the Unicycive Board of Directors.

Pursuant to the securities purchase agreement, the Company issued to institutional purchasers (i) $30 million in shares of the Company’s Series A Convertible Preferred Stock and (ii) three tranches of warrants that are exercisable for convertible preferred stock as follows:

●	The Tranche A warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following the Company’s announcement of receipt of FDA approval for Renazorb;

●	The Tranche B warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following the Company’s announcement of receipt of TDAPA approval for Renazorb; and

●	The Tranche C warrants for an aggregate exercise price of approximately $50 million are exercisable until 21 days following public disclosure of four quarters of commercial sales of Renazorb following receipt of TDAPA approval.

In addition, the Company issued (i) $190,000 in shares of the Company’s Series A Convertible Preferred Stock and (ii) three tranches of warrants that are exercisable for convertible preferred stock to employees of the Company.

Shares of Series A Convertible Preferred Stock were issued at a price of $1,000.00 per share.

In addition, the Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of Renazorb by the FDA if obtained, and the commencement of commercial sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

[None.]

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as we did not design or maintain an effective control environment commensurate with the financial reporting requirements. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

The lack of adequate staffing levels and expertise of unusual or infrequent transactions with complex or infrequently applied accounting topics resulted in the insufficient level of supervision, review and approval of certain information used to prepare our financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. These control deficiencies, although varying in severity, contributed to the material weakness in the control environment. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

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

As of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to a material weakness in our internal control over financial reporting as discussed above in our evaluation of disclosure controls.

The lack of adequate staffing levels and expertise of unusual or infrequent transactions with complex or infrequently applied accounting topics resulted in the insufficient level of supervision, review and approval of certain information used to prepare our financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. These control deficiencies, although varying in severity, contributed to the material weakness in the control environment. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2023 (the “2023 Proxy Statement”), under the heading “Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement under the headings “Family Relationships and other Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2023.”

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
3.2	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 6, 2023)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
3.4	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 6, 2023
4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Form S-1 filed on May 21, 2021)
4.2	Form of Warrant Agent Agreement (including the terms of the Warrant) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
4.3	Form of Underwriter’s Unit Purchase Option (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 31, 2022).
4.5	Form of Specimen Stock Certificate for Series A-1 Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 6, 2023)
4.6	Form of Tranche A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 6, 2023)
4.7	Form of Tranche B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 6, 2023)
4.8	Form of Tranche C Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 6, 2023)
10.1+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.2+	2019 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.3+	2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-1 filed on June 7, 2021)
10.4	Assignment and Asset Purchase Agreement by and between the Company and Spectrum Pharmaceuticals, Inc., dated September 20, 2018 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.5	Exclusive License Agreement by and between the Company and Sphaera Pharma Pte. Ltd., dated October 1, 2017 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed on June 7, 2021)

10.6	Service Agreement by and between the Company and Globavir Biosciences, Inc. dated July 1, 2017 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.7+	Employment Agreement by and between the Company and Shalabh Gupta, M.D., dated May 18, 2021 (incorporated by reference to Exhibit 10.7 to Form S-1 filed on May 21, 2021)
10.8+	Employment Agreement by and between the Company and Pramod Gupta, M.D., dated March 22, 2021 incorporated by reference to Exhibit 10.8 to Form S-1 filed on May 21, 2021)
10.9+	Amendment to Employment Agreement by and between the Company and Pramod Gupta, M.D., dated April 28, 2021 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on May 21, 2021)
10.10#	Master Services Agreement, dated February 8, 2021, by and between Unicycive Therapeutics, Inc. and Ascent Development Services, Inc. (incorporated by reference to Exhibit 10.10 to Form S-1 filed on May 21, 2021)
10.11#

License Agreement effective as of July 14, 2022 by and between Unicycive Therapeutics, Inc. and Lee’s Pharmaceutical (HK) Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2022)

10.12#	License Agreement effective as of February 1, 2023 by and between Unicycive Therapeutics, Inc. and Lotus International Pte Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 2, 2023)
10.13	Form of Securities Purchase Agreement, dated March 3, 2023, by and between Unicycive Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2023)
10.14	Placement Agency Agreement, dated March 3, 2023 by and between Unicycive Therapeutics, Inc. and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 6, 2023)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2022).
23.1	Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICYCIVE THERAPEUTICS, INC.

March 30, 2023	/s/ Shalabh Gupta
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman of the Board of Directors	March 30, 2023
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	March 30, 2023
John Townsend	(Principal Financial and Accounting Officer)

/s/ John Ryan, M.D., Ph.D.	Director	March 30, 2023
John Ryan, M.D., Ph.D.

/s/ Sandeep Laumas, M.D.	Director	March 30, 2023
Sandeep Laumas, M.D.

/s/ Brigitte Schiller, M.D.	Director	March 30, 2023
Brigitte Schiller, M.D.

/s/ Gaurav Aggarwal, M.D.	Director	March 30, 2023
Gaurav Aggarwal, M.D.