Form 10-Q
period 2023-03-31
Unicycive Therapeutics, Inc.
filed 2023-05-16
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 15,233,836 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	March 31,
	2022	2023
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$455	$24,332
Prepaid expenses and other current assets	2,189	1,852
Total current assets	2,644	26,184
Right of use asset, net	152	997
Property, plant and equipment, net	22	21
Total assets	$2,818	$27,202

Liabilities, mezzanine equity, and stockholders’ deficit
Current liabilities:
Accounts payable	$892	$790
Accrued liabilities	2,237	1,698
Warrant liability	-	13,206
Operating lease liability - current	155	276
Total current liabilities	3,284	15,970
Operating lease liability – long term	-	715
Total liabilities	3,284	16,685
Commitments and contingencies (Note 8)
Mezzanine equity:
Series A-1 preferred stock, $0.001 par value per share–zero and 30,190 shares authorized at December 31, 2022 and March 31, 2023, respectively; zero and 30,190 shares issued and outstanding, liquidation preference of zero and $30.6 million at December 31, 2022, and March 31, 2023, respectively	-	25,599
Stockholders’ deficit:
Preferred stock, $0.001 par value per share – 10,000,000 and 9,969,810 shares authorized at December 31, 2022 and March 31, 2023, respectively; no shares issued and outstanding at December 31, 2022, and March 31, 2023	-	-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2022 and March 31, 2023; 15,231,655 shares issued and outstanding at December 31, 2022, and 15,233,836 shares issued and outstanding at March 31, 2023	15	15
Additional paid-in capital	33,516	33,475
Accumulated deficit	(33,997)	(48,572)

Total stockholders’ deficit	(466)	(15,082)
Total liabilities, mezzanine equity, and stockholders’ deficit	$2,818	$27,202

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2023

Licensing revenues:	$-	$675

Operating expenses:
Research and development	1,933	3,030
General and administrative	1,604	1,847
Total operating expenses	3,537	4,877
Loss from operations	(3,537)	(4,202)
Other income (expenses):
Interest income	-	14
Interest expense	-	(12)
Change in fair value of warrant liability	-	(10,375)
Total other income (expenses)	-	(10,373)
Net loss	$(3,537)	$(14,575)
Deemed dividend to Series A-1 preferred stockholders	-	(192)
Net loss attributable to common stockholders	$(3,537)	$(14,767)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.97)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	15,004,617	15,232,406

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series A-1				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	-	$-	14,996,534	$15	$32,408	$(15,939)	$16,484
Net loss	-	-	-	-	-	(3,537)	(3,537)
Issuance of common stock for exercise of options	-	-	23,983	-	7	-	7
Stock-based compensation expense	-	-	-	-	290	-	290
Balance at March 31, 2022	-	$-	15,020,517	$15	$32,705	$(19,476)	$13,244

	Series A-1				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	-	$-	15,231,655	$15	$33,516	$(33,997)	$(466)
Net loss	-	-	-	-	-	(14,575)	(14,575)
Issuance of Series A-1 preferred stock, net of issuance costs and allocated fair value of warrant liability	30,190	25,407	-	-	-	-	-
Deemed dividends on Series A-1 preferred stock	-	192	-	-	(192)	-	(192)
Issuance of common stock for exercise of options	-	-	2,181	-	7	-	7
Stock-based compensation expense	-	-	-	-	144	-	144
Balance at March 31, 2023	30,190	$25,599	15,233,836	$15	$33,475	$(48,572)	$(15,082)

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2023

Cash flows from operating activities
Net loss	$(3,537)	$(14,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2	2
Stock-based compensation expense	290	144
Change in fair value of warrant liability	-	10,375
Amortization of operating lease right of use asset	37	43
Changes in assets and liabilities:
Prepaid expense and other current assets	263	338
Accounts payable and accrued liabilities	24	(193)
Operating lease liability	(36)	(54)
Net cash used in operating activities	(2,957)	(3,920)
Cash flows from investing activities
Purchases of property, plant, and equipment	(2)	-
Net cash used in investing activities	(2)	-
Cash flows from financing activities
Payments on financed insurance policies	-	(240)
Issuance costs related to issuance of Series A-1 preferred stock and warrants	-	(2,153)
Proceeds from issuance of Series A-1 preferred stock and warrants	-	30,190
Net cash provided by financing activities	-	27,797
Net increase (decrease) in cash and cash equivalents	(2,959)	23,877
Cash and cash equivalents at the beginning of the period	16,579	455
Cash and cash equivalents at the end of the period	$13,620	$24,332
Supplemental cash flow information
Accrued dividends on preferred stock	$-	$192
Fair value of warrants issued in connection with the issuance of preferred stock	-	2,831
Deferred preclinical and other charges included in prepaid expenses and other current assets	275	121
Cash paid for income taxes	$-	$-

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with governmental regulations and the need to obtain additional financing to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. Future revenue streams may consist of collaboration or licensing revenue as well as product sales. The Company has generated approximately $0.7 million in licensing revenue during the three months ended March 31, 2023.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financings and loans from a stockholder to fund its operations. As of December 31, 2022 and March 31, 2023, the Company had an accumulated deficit of $34.0 million and $48.6 million, respectively.

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

On March 3, 2023, the Company entered into a securities purchase agreement with certain healthcare-focused institutional investors that will provide up to $130.0 million in gross proceeds through a private placement and that includes initial upfront funding of $30.0 million.

The Company expects to continue incurring losses in the future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. In 2021, the Company received approximately $22.3 million in net proceeds from its IPO, and in March 2023 the Company received approximately $28.0 million in net proceeds from the sale of preferred stock. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s current level of expenditures, and after receiving the proceeds from the private placement in March 2023, the Company believes that it has sufficient resources such that there is not substantial doubt about the ability to continue operations for at least one year after the date that these financial statements are available to be issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements of the Company as of March 31, 2023 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2023.

Preferred Stock

The Company classifies its Series A-1 Preferred Stock (as defined in Note 10) outside of stockholders’ deficit on the accompanying balance sheets as it is contingently redeemable upon the occurrence of an event that is not solely within the Company’s control. The Company recorded the issuance of Series A-1 Preferred Stock at the residual value from proceeds after the allocation of the fair value of warrants, net of related and allocable issuance costs. As the Series A-1 Preferred Stock is not currently redeemable, and as the Company has determined that it is not probable of becoming redeemable, no subsequent remeasurement is required. Since the Company is obligated to pay cumulative dividends on the Series A-1 preferred stock whether or not declared by the Board of Directors, the Company accrues the dividends as they are earned, based on the stated contractual rate.

Warrant Liabilities

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 10), the Company established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued, subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock. The Company accounts for these warrants as liabilities (in accordance with ASC 480) on the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liabilities are initially measured at fair value, resulting in an implied discount on the related preferred stock financing arrangement (recognized as a partial offset to the carrying value of the Series A-1 Preferred Stock), and are remeasured at fair value each reporting period. Changes in the fair value of the warrant liabilities are recognized in earnings during each period. The warrant liabilities are measured using Level 3 fair value inputs. See Note 11 for a description of warrant liabilities and the related valuations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the periods presented. Management believes that these estimates and assumptions are reasonable; however, actual results may differ and could have a material effect on future results of operations and financial position. Significant items subject to such estimates and assumptions include revenues, stock-based compensation, research contract accruals and prepaid amounts, and the fair value of warrant liabilities. Actual results may materially differ from those estimates.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At March 31, 2023, management determined there were no impairments of the Company’s property and equipment.

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

Fair Value of Financial Instruments

The Company’s financial instruments include warrants, cash and cash equivalents, prepaid expenses, and accounts payable.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s warrants, recorded in the accompanying balance sheets, are categorized based on the inputs to valuation techniques as follows:

●	Level 1 — defined as observable inputs based on unadjusted quoted prices for identical instruments in active markets;

●	Level 2 — defined as inputs other than Level 1 that are either directly or indirectly observable in the marketplace for identical or similar instruments in markets that are not active; and

●	Level 3 — defined as unobservable inputs in which little or no market data exists where valuations are derived from techniques in which one or more significant inputs are unobservable.

The fair value of the contingently issuable warrants associated with the Company’s March 2023 private placement transaction, further described in Note 11 – Warrant Liability, were determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with the warrants. The MCS methodology calculates the theoretical value of a warrant based on certain parameters, including: (i) the threshold of exercising the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, and (vii) estimated probability assumptions surrounding shareholder approval as well as the achievement by the Company of technical milestones associated with regulatory and commercial progress. The Company estimated the probability of shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock at 45% as of March 3, 2023 and March 31, 2023. The Company estimated probabilities of obtaining FDA approval for Renazorb, for acceptance into the proposed TDAPA program, and for achieving 4 quarters of commercial sales at 21%, 8%, and 5%, respectively, as of March 3, 2023 and March 31, 2023.

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The fair value estimates may not be indicative of the amounts that would be realized in a market exchange. Additionally, there may be inherent uncertainties or changes in the underlying assumptions used, which could significantly affect the current or future fair value estimates. Generally, a significant increase (decrease) in the probabilities of shareholder approval and the achievement of technical milestones would have resulted in a significantly higher (lower) fair value measurement; however, changes in other inputs such as expected term and price of the underlying common stock will have a directionally opposite impact on fair value measurement.

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of March 31, 2023 (in thousands).

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$13,206	$13,206
Total liabilities at fair value	$-	$-	$13,206	$13,206

The following table summarizes the changes in fair value of the derivative liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

Three Months Ended March 31, 2023
Fair value at January 1, 2023	$-
Issuance of Warrants (March 3, 2023)	2,831
Change in fair value of Warrants	10,375
Fair value at March 31, 2023	$13,206

The expense relating to the change in fair value of the derivative liability of $10,375,000 for the three months ended March 31, 2023 is included in other income (expense) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2022 and March 31, 2023, the recorded values of cash and cash equivalents, prepaid expenses, and accounts payable approximated fair value due to the short-term nature of the instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. All of the Company’s cash was deposited in one account at a financial institution during 2022, and cash balances may at times exceed federally insured limits. For 2023 the Company’s cash is distributed across multiple financial institutions. The cash and cash equivalents the Company uses to satisfy working capital and operating expense needs are currently held in accounts at various financial institutions. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets.

Prepaid Expenses

Prepaid expenses represent costs incurred that benefit future periods. These costs are amortized over specific time periods based on the agreements.

Revenue Recognition

The Company has implemented ASC 606, Revenue from Contracts with Customers. This guidance included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures. The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to a counterparty in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, the Company applies the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

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

Net Loss per Share

Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. Basic and diluted net loss for common stock and for preferred stock is computed by dividing the sum of distributed earnings and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for the period. Diluted net loss per share includes potentially dilutive securities outstanding for the period. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Renazorb and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 313,663 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Renazorb Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for Renazorb is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for Renazorb is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all of the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Renazorb Purchase Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Renazorb Purchase Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million as a result of a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the year ended December 31, 2022. In February 2023, the Company received an upfront payment of approximately $0.7 million as a result of a sublicense development agreement with Lotus International Pte Ltd. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the three months ended March 31, 2023.

On July 19, 2021, the Company entered into an agreement with Syneos Health LLC (“Syneos”) pursuant to which Syneos will provide preclinical research and analysis services related to the development of UNI-494. The initial budget for the study, which includes clinical pharmacology, translational sciences, and bioanalytical services, was approximately $2.3 million. Related payments totaling approximately $2.0 million have been paid to Syneos as of March 31, 2023.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study is approximately $3.7 million, and subsequent revisions reduced the overall budget to $2.6 million. Related payments totaling approximately $1.9 million have been paid to Quotient as of March 31, 2023, approximately $0.9 million of related expense has been recorded, and approximately $1.0 million has been recorded as prepaid expense in the accompanying balance sheet as of March 31, 2023.

On February 9, 2022, the Company entered into a Master Services Agreement with CBCC Global Research Inc. (“CBCC”), a California based company that provides clinical trial and related services, for the purpose of performing clinical research in support of Renazorb. The budget for the initial study was approximately $1.4 million. Payments relating to the initial agreement totaling approximately $0.4 million have been paid to CBCC as of March 31, 2023, and approximately $0.4 million of related expense has been recorded. In September 2022, a statement of work revised the remaining services budget to approximately $0.1 million.

On June 29, 2022, the Company entered into an Agreement with Inotiv, an Indiana based company that provides preclinical trial and related services, for the purpose of performing research in support of Renazorb. The budget for the services is approximately $1.0 million. Approximately $0.8 million has been paid to Inotiv as of March 31, 2023 and approximately $0.1 million has been recorded as prepaid expense in the accompanying balance sheet as of March 31, 2023.

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

On July 27, 2022, the Company entered into an Agreement with Celerion, a Nebraska based company that provides clinical trial and related services, for the purpose of performing research in support of Renazorb. The budget for the services is approximately $2.7 million, and approximately $2.7 million has been paid to Celerion as of March 31, 2023.

On February 1, 2023, the Company entered into a license agreement with Lotus International Pte Ltd. (“Lotus”) (see Note 4). Under the terms of the agreement, Lotus will be responsible for development, registration filing and approval for Renazorb in the licensed territory of South Korea. In addition, Lotus will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Renazorb in the licensed territory. The Company has received an upfront payment of $0.7 million, may receive up to $3.7 million in future milestone payments and will be eligible for tiered royalties upon achievement of specified commercial achievements.

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

The Company does not believe that its promise to provide goods under a future manufacturing and supply agreement represents a material right to Lee’s, and therefore the promise does not represent a current performance obligation. The Company has concluded the agreement contains one performance obligation – the IP license.

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of March 31, 2023. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

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

On February 1, 2023, the Company entered into a license agreement with Lotus International Pte Ltd. (“Lotus”). Under the terms of the agreement, Lotus will be responsible for development, registration filing and approval for Renazorb in the licensed territory of South Korea. In addition, Lotus will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Renazorb in the licensed territory. The Company has agreed to complete development of the drug product, at its own expense, as required for obtaining regulatory approval in the U.S. Both parties agreed to enter into a separate manufacturing and supply agreement whereby Unicycive will supply Lotus with Renazorb product. The Company has received an upfront payment of $0.7 million, may receive up to $3.7 million in future milestone payments and will be eligible for tiered royalties upon achievement of specified commercial achievements.

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

The Company does not believe that its promise to provide goods under a future manufacturing and supply agreement represents a material right to Lotus, and therefore the promise does not represent a current performance obligation. The Company evaluated the development services and concluded that although not material in cost, they are highly interrelated with the license grant. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct. The combination of the license grant and development services is distinct as Lotus plans to use the product of this bundled unit for developing its regulatory applications. The Company concluded that the Lotus agreement contains one performance obligation, the bundle of the license grant and development services.

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of March 31, 2023. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of March 31, 2023. The Company will reassess this conclusion at each reporting date.

The Company has concluded that at contract inception the total transaction price is the $675,000 amount of the upfront payment. ASC 606 generally requires an entity to allocate the transaction price to the performance obligations in proportion to their standalone selling prices (i.e., on a relative standalone selling price basis). The Company identified the bundle of the license grant and development services as the single performance obligation in the agreement. The $675,000 initial transaction price will therefore be entirely allocated to this obligation.

The Company has concluded that the license of the Renazorb IP is functional IP. However, since it is not distinct, revenue must be recognized based on the combination of the functional IP and the related development services. Lotus will not simultaneously receive and consume the benefits of the Renazorb IP or development services. Since the performance of the development services creates an asset that will also be used by the Company and can be licensed to other customers outside of the Territory, the Company is considered to control the asset as it is created and it does create an asset with an alternative use. Therefore the Company concluded that control is not deemed to be transferred over time and is instead transferred at a point in time. The intellectual property was transferred to Lotus in February 2023, and the development services were determined to be immaterial to the contract. The Company has recognized a total of $675,000 in the accompanying statements of operations as licensing revenue for the three months ended year ended March 31, 2023.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2022 and March 31, 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2022	2023

Prepaid directors and officers’ liability insurance premiums	$476	$337
Prepaid preclinical services	1,554	1,196
Other	159	319
Total	$2,189	$1,852

Property, plant and equipment as of December 31, 2022 and March 31, 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2022	2023

Leasehold improvements	$15	$15
Furniture and fixtures	14	14
Subtotal	29	29
Less accumulated depreciation	(7)	(8)
Net	$22	$21

Accounts payable as of December 31, 2022 and March 31, 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2022	2023

Trade accounts payable	$846	$610
Credit card liability	46	180
Total	$892	$790

Accrued liabilities as of December 31, 2022 and March 31, 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2022	2023

Accrued labor costs	$1,487	$610
Accrued drug development costs	228	766
Other	522	322
Total	$2,237	$1,698

6. Operating Lease

The Company leases office space under an operating lease. In December 2021, the Company entered into a lease agreement for 2,367 square feet of office space commencing December 1, 2021. The initial lease term was for two years, and there was an option to extend the lease for an additional year. On March 3, 2023, the Company expanded its leased space through a lease amendment by an additional 2,456 square feet commencing March 15, 2023. The term of the amended lease is for three years with an option to extend the lease for three additional years.

In accounting for the leases, the Company adopted ASC 842 Leases on January 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842. The Company classified the lease as an operating lease and, at March 15, 2023, determined that the present value of the lease was approximately $1.0 million using a discount rate of 10.0%. In accordance with ASC 842, the right-of-use asset will be amortized over the life of the underlying lease. The Company determined that the option to extend the lease for an additional three years was not considered reasonably certain at March 31, 2023. During the three months ended March 31, 2023, the Company reflected amortization of right-of-use asset of approximately $44,000, resulting in a right of use asset balance of approximately $1.0 million.

During the three months ended March 31, 2023, the Company made cash payments on the lease of $65,000 towards the lease liabilities. As of March 31, 2023, the total lease liability was approximately $1.0 million. ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the lease for the three months ended March 31, 2023 was $54,000.

As of March 31, 2023, maturities of the Company’s lease liabilities are as follows (in thousands, unaudited):

Operating Lease
Year ending December 31, 2023	$266
Year ending December 31, 2024	391
Year ending December 31, 2025	424
Year ending December 31, 2026	72
Total lease payments	1,153
Less imputed interest rate / present value discount	(162)
Present value of lease liability	991
Less current portion	(276)
Long term portion	$715

7. Related Party Transactions

Loan from Chief Executive Officer and Stockholder

The Company received advances from the stockholder of $210,000 during February 2023. The Company repaid amounts owed to the stockholder of $210,000 plus accrued interest during March 2023.

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $60,000 and $21,000 for the year ended December 31, 2022 and for the three months ended March 31, 2023, respectively.

9. Stockholders’ Deficit

Authorized Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock at par value of $0.001 per share.

Issuance of Common Stock and Warrants from Initial Public Offering

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

The following table summarizes activity for the Company’s common stock warrants for the three months ended March 31, 2023:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2022	4,784,193	6.00	3.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, March 31, 2023	4,784,193	6.00	3.29	-

See Note 11 for information on contingently issuable preferred stock warrants associated with our sale in March of Series A-1 Preferred Stock.

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

Note 10. Issuance of Series A-1 Preferred Stock

As of December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized, par value of $0.001 per share, and no shares of preferred stock were issued or outstanding. As of March 31, 2023, as a result of the Company’s private placement financing, there were 30,190 shares of Series A-1 Preferred Stock issued and outstanding.

On March 3, 2023, the Company issued and sold, in a private placement, 30,190 shares of Series A-1 Preferred Stock for an aggregate net proceeds of $28.0 million (the “Preferred Stock Offering”), net of placement agent fees and offering expenses of $2.2 million. The Company intends to use the net proceeds from the Preferred Stock Offering to support the Company’s New Drug Application (NDA) submission for approval of Renazorb for the treatment of hyperphosphatemia and, if approved, for the commercial launch of Renazorb in the U.S.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”), each share of Series A-1 Preferred Stock is, subject to approval of the Company’s stockholders, convertible into a unit (“Unit”) consisting of: (i) shares of common stock of the Company and, if applicable, shares of Series A-2 Preferred Stock, in lieu of Common Stock, (ii) a tranche A warrant to acquire approximately 46,675,940 shares of Series A-3 Preferred Stock (the “Tranche A Warrant”), (iii) a tranche B warrant to acquire approximately 42,432,672 shares of Series A-4 Preferred Stock (the “Tranche B Warrant”), and (iv) a tranche C warrant to acquire approximately 67,892,276 shares of Series A-5 Preferred Stock (the “Tranche C Warrant”, together with the Tranche A Warrant and the Tranche B Warrant, the “Warrants”). The Tranche A warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following the Company’s announcement of receipt of FDA approval for Renazorb, the Tranche B warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following the Company’s announcement of receipt of Transitional Drug Add-On Payment Adjustment (“TDAPA”) approval for Renazorb, and the Tranche C Warrant for an aggregate exercise price of approximately $50 million are exercisable until 21 days following four quarters of commercial sales of Renazorb following receipt of TDAPA approval.

The Company has designated 30,190 shares of Series A-1 Preferred Stock, 1,800,000 shares of Series A-2 Preferred Stock, 1,800,000 shares of Series A-3 Preferred Stock, 1,800,000 shares of Series A-4 Preferred Stock, and 3,600,000 shares of Series A-5 Preferred Stock, together the “Series A Preferred Stock”. The Series A Preferred Stock has a par value of $0.001 per share. The Certificate of Designation states that, to the extent that the conversion of the Series A-1 preferred stock as well as the exercise of the Tranche A, B, and C warrants into Series A-2, Series A-3, Series A-4, and Series A-5 preferred stock results in a beneficial ownership interest in excess of the maximum percentage of common stock upon conversion, the holders will receive the as converted equivalent for the remaining shares in preferred stock on a one-for-one basis with common shares. As the Company does not currently have sufficient authorized shares of preferred stock available to satisfy the one-for-one conversion to Series A preferred stock, the Company may be required to seek shareholder approval for an increase in the number of authorized preferred shares. However, it is the Company’s intent to modify the language of the Certificate of Designation such that the conversion will reflect a $1,000 per share value for the preferred stock expected to be issued as Series A-2, Series A-3, Series A-4, and Series A-5 preferred stock.

The Company determined that the holders can detach the warrants from the Series A-1 preferred stock, because the stock will automatically convert into shares of common stock, and the holders will be able to sell those shares while retaining the warrants. Accordingly, the warrants are considered freestanding from the Series A-1 preferred stock. The Company noted that at contract inception, the warrants are contingently issuable upon the occurrence of a specified event (shareholder approval). Once the warrants are legally issued as a result of the automatic conversion of the Series A-1 preferred stock upon shareholder approval, they will become immediately exercisable at the option of the holder. The Company determined that the contingently issuable warrants qualify as derivative instruments pursuant to ASC 815-40 and that the warrants will be considered issued for accounting purposes concurrently with the Series A-1 Preferred Stock.

In connection with the Series A-1 Preferred Stock issuance, the Company recognized liabilities for the associated Warrants, which had an aggregate fair value of $2.8 million at the time of issuance. $0.2 million of offering costs were allocated to the Warrants and expensed during the three months ended March 31, 2023. The fair value of the Warrants were accounted for as a reduction to the net proceeds of the Preferred Stock Offering, which resulted in an initial carrying value of $25.4 million for the Series A-1 Preferred Stock (net of $2.0 million of placement agent fees and offering costs allocated to the Series A-1 Preferred Stock). Refer to Note 11 for disclosures related to the Warrants.

The Series A-1 Preferred Stock have the following rights:

Dividends: Prior to the receiving stockholder approval, dividends will accrue, on all issued and outstanding shares of Series A-1 Preferred Stock, prior to and in preference to all other shares of capital stock of the Company, at an annual rate of eight percent (8%) compounded annually on the original per share price (plus any such accreted compounded amounts); provided that such annual dividend rate shall increase to fourteen percent (14%) if stockholder approval is not obtained at the first meeting of stockholders following the date of the Preferred Stock offering. If such dividends are not declared and paid in cash, the dividend amounts will be added to the aggregate liquidation preference then outstanding of the Series A-1 Preferred Stock. As of March 31, 2023, the Company has recorded $0.2 million, or $6.36 per share, of deemed dividends on the outstanding Series A-1 Preferred Stock.

Voting: Holders of the Series A-1 Preferred Stock are entitled to vote together with the common stock on an as-if-converted-to-common-stock basis as determined by dividing the liquidation preference with respect to such shares of Series A Preferred Stock by the conversion price. Holders of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.

Board of Directors Designation Rights: The holders of Series A-1 Preferred Stock have the right to appoint one member to the Board of Directors.

Conversion: Prior to the receipt of stockholder approval, the Series A-1 Preferred Stock is not convertible by the holder thereof. The Company intends to present for a vote the issuance by the Company of shares of common stock pursuant to the terms of the private placement financing transaction during the Company’s Annual Meeting in June 2023.

On the tenth trading day following the announcement of the stockholder approval, each share of Series A-1 Preferred Stock shall automatically convert into a unit consisting of: (1) the number of shares of common stock equal to the quotient of (A) the liquidation preference with respect to such share of Series A-1 Preferred Stock, divided by (B) the conversion price, provided that, to the extent the share conversion would cause such Holder’s beneficial ownership to exceed 9.99%, such holder shall receive shares of Series A-2 Preferred Stock in lieu of common stock, on a one-for-one basis, with respect to the number of shares of common stock that exceed 9.99% ownership, (2) a Tranche A Warrant, (3) a Tranche B Warrant, and (4) a Tranche C Warrant.

Redemption: In the event stockholder approval is not obtained within one year following the issuance of the Series A-1 Preferred Stock, at the election of the holder, shares of Series A-1 Preferred Stock shall be redeemed by the Corporation at a price equal to the then liquidation preference at any time for up to three years following the issuance date.

Liquidation Preference: The Series A-1 Preferred Stock shall have a liquidation preference of one-times the original per share price   of $1,000 per share, plus any accrued but unpaid dividends thereon, whether or not declared, subject to certain customary anti-dilution adjustments.

The Series A-2, A-3, A-4, and A-5 Preferred Stock have the following rights:

Dividends: Dividends will accrue, on all issued and outstanding shares of Series A-2, A-3, A-4, and A-5 Preferred Stock, prior to and in preference to all other shares of capital stock of the Company, at an annual rate of eight percent (8%) compounded annually on the original per share price (plus any such accreted compounded amounts). If such dividends are not declared and paid in cash, the dividend amounts will be added to the aggregate liquidation preference then outstanding.

Voting: Holders of the Series A-2, A-3, A-4, and A-5 Preferred Stock are entitled to vote together with the common stock on an as-if-converted-to-common-stock basis as determined by dividing the liquidation preference with respect to such shares of Preferred Stock by the conversion price. Holders of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.

At the option of the holder thereof, each share of Series A-2 Preferred Stock, Series A-3 Preferred Stock, Series A-4 Preferred Stock, or Series A-5 Preferred Stock shall be convertible into one share of common stock.

11. Warrant Liability

In connection with the Preferred Stock Offering (see Note 10), the Company issued Warrants, which included Warrants to purchase Series A-3 Preferred Stock, Series A-4 Preferred Stock, and Series A-5 Preferred Stock.

The Warrants are recognized as liabilities in the balance sheets and were initially recognized at fair value at the time of issuance. The Warrants are also subject to remeasurement at each balance sheet date after issuance. Any change in fair value is recognized as a component of other income (expense) in the statements of operations in the period of change.

The valuation of the Warrants contained unobservable inputs that reflected the Company’s own assumptions for which there was little market data. Accordingly, the Warrants were measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 inputs. The significant unobservable inputs used in the fair value measurement of the Company’s Warrants include, but are not limited to, probability of obtaining certain shareholder approvals, probability of reaching certain technical milestones related to the development of Renazorb, and the estimated term of the Warrants. Significant increases (decreases) in any of those inputs in isolation would have resulted in a significantly higher (lower) fair value measurement. Generally, a change in the assumption used for the probability of obtaining certain shareholder approvals is not correlated to a change in the probability of reaching certain technical milestones. However, a change to the assumption used for the probability of obtaining certain shareholder approvals or a change in the probability of reaching certain technical milestones would have been accompanied by a directionally opposite change and a directionally similar change, respectively, in the assumption used for the estimated term.

The fair value of the contingently issuable warrants associated with the Company’s March 2023 private placement transaction were determined by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with the warrants. The MCS methodology calculates the theoretical value of a warrant based on certain parameters, including: (i) the threshold of exercising the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, (vii) estimated probability assumptions surrounding shareholder approval as well as the achievement by the Company of technical milestones associated with our regulatory and commercial progress, and (viii) an estimated discount for lack of marketability.

These valuation techniques involve management’s estimates and judgment based on unobservable inputs and are classified in Level 3. The fair value estimates may not be indicative of the amounts that would be realized in a market exchange. Additionally, there may be inherent uncertainties or changes in the underlying assumptions used, which could significantly affect the current or future fair value estimates. Generally, a significant increase (decrease) in the probabilities of shareholder approval and the achievement of technical milestones would have resulted in a significantly higher (lower) fair value measurement; however, changes in other inputs such as expected term and price of the underlying common stock will have a directionally opposite impact on fair value measurement.

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the MCS model for the derivative liability associated with the three tranches of contingently issuable warrants on the date of signing of our private placement financing of March 3, 2023 and at March 31, 2023.

Tranche A Warrant	At March 3, 2023	At March 31, 2023
Fair value of underlying stock	$0.49	$2.10
Volatility	90.2% – 94.6%	109.5% – 128.2%
Risk free rate	4.7% – 5.0%	4.1% – 4.5%
Dividend yield	0%	0%
Term (in years)	1.3 – 2.3	1.3 – 2.3
Discount for lack of marketability	20%	25%
Probability for shareholder approval	45%	45%
Probability for FDA approval	16.0% – 31.9%	16.0% – 31.9%

Tranche B Warrant	At March 3, 2023	At March 31, 2023
Fair value of underlying stock	$0.49	$2.10
Volatility	93.7% – 95.8%	108.5% – 110.0%
Risk free rate	4.6% – 4.9%	3.9% – 4.3%
Dividend yield	0%	0%
Term (in years)	1.8 – 2.8	1.8 – 2.8
Discount for lack of marketability	20%	25%
Probability for shareholder approval	45%	45%
Probability for TDAPA approval	0% – 20.0%	0% – 20.0%

Tranche C Warrant	At March 3, 2023	At March 31, 2023
Fair value of underlying stock	$0.49	$2.10
Volatility	97.1% – 103.9%	103.6% – 109.8%
Risk free rate	4.5% – 4.6%	3.7% – 3.9%
Dividend yield	0%	0%
Term (in years)	2.8 – 3.8	2.8 – 3.8
Discount for lack of marketability	20%	25%
Probability for shareholder approval	45%	45%
Probability for commercialization	2.7% – 9.1%	2.7% – 9.1%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of March 31, 2023, the Company estimated the fair value of the Warrants to be $13.2 million.

The following table summarizes activity for the Company’s contingently issuable preferred stock warrants for the three months ended March 31, 2023:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2022	-	-	-	-
Warrants contingently issuable	157,000,888	0.64	2.10	229,069
Warrants exercised	-	-	-	-
Outstanding, March 31, 2023	157,000,888	0.64	2.10	229,069

12. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 1,302,326 shares of common stock are reserved for issuance pursuant to the 2021 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2022 and March 31, 2023, 352,938 shares of common stock are available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the three months ended March 31, 2023:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2022	1,342,670	$2.75	8.47	$52
Options granted	-
Options forfeited	(4,000)	1.66	-	-
Options exercised	(2,181)	3.27	-	-
Outstanding, March 31, 2023	1,336,489	2.76	8.23	643

Options vested and exercisable as of March 31, 2023	709,899	$3.16	7.62	$208

As of March 31, 2023, the unrecognized compensation cost related to outstanding stock options was $0.9 million, which is expected to be recognized as expense over approximately 2.1 years.

During the year ended December 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of March 31, 2023, 7,365 of the options remained unvested. Proceeds received related to the unvested options of approximately $24,000 at March 31, 2023 were included in accrued liabilities on the accompanying balance sheet and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. Proceeds received related to the vested portion of options of $7,000 were reclassified to equity during the three months ended March 31, 2023. The vested portion of the exercises was 376,349 shares at March 31, 2023.

During May 2022, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,200, resulting in a fair value per share of $0.72. Subject to the consultant’s continued service, the restricted stock units shall vest upon the two-year anniversary of the date of grant. As of March 31, 2023, the unrecognized compensation cost related to the grant was approximately $4,000, which is expected to be recognized as expense over approximately 14 months.

During July 2021, the Company granted a director 26,738 restricted stock units with a grant date fair value of $100,000, resulting in a fair value per share of $3.74. The restricted stock units vested in July 2022.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three months ended March 31, 2022 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2022	2023

Research and development	$99	$82
General and administrative	191	62
Total stock-based compensation	$290	$144

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

Common Stock Fair Value - The fair value underlying the Company’s common stock is determined based on the public market closing price on each date of grant. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

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

Expected Dividend – Through March 31, 2023, the Company has never declared nor paid any cash dividends. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of Renazorb by the FDA if obtained, and the commencement of commercial sales.

There were no equity awards granted to employees, directors and non-employees for the three months ended March 31, 2022 and 2023.

13. Net loss per share

The Company computes net loss per share using the two-class method. The two-class method uses an earnings allocation formula that determines net loss per share for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock units; (ii) common stock to be issued upon the assumed exercise of the Company's common stock warrants; and (iii) prior to issuance, the contingently issuable warrants related to the Company’s March private placement financing. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The following table sets forth the computation of basic and diluted net loss per share of common and preferred stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2023
Numerator:
Net loss	$(3,537)	$(14,575)
Less: Deemed dividends on Series A-1 Preferred Stock	-	(192)
Net loss attributable to common shares, basic and diluted	(3,537)	(14,767)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	15,004,617	15,232,406
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.97)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2023

Options to purchase common stock	1,187,085	1,336,489
Warrants to purchase common stock	4,784,193	4,784,193
Contingently issuable warrants to purchase convertible preferred stock	-	157,000,888
Total	5,971,278	163,121,570

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three-month period ended March 31, 2023 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $3.5 million and $14.6 million for the three months ended March 31, 2022 and 2023. As of March 31, 2023, we had an accumulated deficit of $48.6 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Other Expenses

Other expenses consist of the change in fair value of our warrant liability, interest income and interest expense.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2023	Change	% Change
	(unaudited)	(unaudited)
Licensing revenues:	$-	$675	$675	100%
Operating expenses:
Research and development	1,933	3,030	1,097	57%
General and administrative	1,604	1,847	243	15%
Total operating expenses	3,537	4,877	1,340	38%
Loss from operations	(3,537)	(4,202)	(665)	19%
Other income (expenses):
Interest income	-	14	14	100%
Interest expense	-	(12)	(12)	100%
Change in fair value of warrant liability	-	(10,375)	(10,375)	100%
Total other income (expenses)	-	(10,373)	(10,373)	100%

Net loss	$(3,537)	$(14,575)	$(11,038)	312%

Licensing Revenues

Licensing revenues increased approximately $0.7 million, or 100%, from the three months ended March 31, 2022 due to an upfront payment of approximately $0.7 million associated with a licensing agreement entered into with Lotus International Pte Ltd. in February 2023. There was no comparable revenue earned in the prior period. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses increased by approximately $1.1 million, or 57%, from approximately $1.9 million for the three months ended March 31, 2022 to approximately $3.0 million for the three months ended March 31, 2023. The increase in research and development expenses was primarily due to a $962,000 increase in drug development costs. Labor costs increased $148,000 from the prior period. Consulting and other costs increased $7,000. Non-cash stock compensation decreased $17,000.

General and Administrative Expenses

General and administrative expenses increased by $243,000, or 15%, from approximately $1.6 million for the three months ended March 31, 2022 to approximately $1.8 million for the three months ended March 31, 2023 primarily due to an increase of $448,000 in consulting and professional services costs. Insurance expense for directors and officers decreased $166,000. Stock compensation costs decreased $129,000 from the prior period. Travel, rent, and other costs increased $90,000.

Other Income (Expenses)

Other income (expenses) increased by $10.4 million, or 100%, from $0 in the three months ended March 31, 2022 to $10.4 million for the three months ended March 31, 2023 due primarily to a change in fair value of our warrant liability.

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

Future revenue streams may consist of collaboration or licensing revenue as well as product sales. We have generated approximately $0.7 million in licensing revenue during the three months ended March 31, 2023.

On March 3, 2023, we entered into a securities purchase agreement with certain healthcare-focused institutional investors that will provide up to $130.0 million in gross proceeds through a private placement and that includes initial upfront funding of $30.0 million. Proceeds from the offering will be used to support our NDA submission with the FDA for approval of Renazorb for the treatment of hyperphosphatemia in the U.S. and, if approved, for the commercial launch of Renazorb in the U.S.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2023, we had a net loss of $14.6 million, and we expect to incur substantial additional losses in future periods. As of March 31, 2023, we had an accumulated deficit of $48.6 million.

We expect to continue incurring losses in the future and will be required to raise additional capital in the future to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, we may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. Based on our current level of expenditures, and after receiving the net proceeds of $28.0 million from a private placement financing, we believe that we have sufficient resources such that there is not substantial doubt about our ability to continue operations for at least one year after the date that these financial statements are available to be issued.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2023
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(2,957)	$(3,920)
Investing activities	(2)	-
Financing activities	-	27,797
Net increase (decrease) in cash and cash equivalents	$(2,959)	$23,877

Cash Flows from Operating Activities

Net cash used in operating activities was $3.9 million for the three months ended March 31, 2023. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Net cash used in operating activities was $3.0 million for the three months ended March 31, 2022. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,000 for the three months ended March 31, 2022 and was due to the purchase of furniture and fixtures for our corporate office. There were no comparable fixed asset purchases during the current three month period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $27.8 million during the three months ended March 31, 2023 due primarily to the private placement financing agreement we signed on March 3, 2023.

There were no cash flows provided by financing activities during the three months ended March 31, 2022.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development, stock-based compensation, and warrant liabilities. The fair value of warrants contingently issued as part of our March 2023 private placement financing represent a material addition to our critical accounting policies and estimates. There have been no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2023 from those used for the year ended December 31, 2022. The below policies represent our critical accounting policies.

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

Warrant Liabilities

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 10), we established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued, subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock. We account for these warrants as liabilities (in accordance with ASC 480) on   the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liabilities are initially measured at fair value, resulting in an implied discount on the related preferred stock financing arrangement (recognized as a partial offset to the carrying value of the Series A-1 Preferred Stock), and are remeasured at fair value each reporting period. Changes in the fair value of the warrant liabilities are recognized in earnings during each period. The warrant liabilities are measured using Level 3 fair value inputs. See Note 11 for a description of warrant liabilities and the related valuations.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of March 31, 2023. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at March 31, 2023 with respect to such matters.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of May, 2023.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	May 16, 2023
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	May 16, 2023
John Townsend	(Principal Financial and Accounting Officer)