Form 10-Q
period 2023-06-30
Unicycive Therapeutics, Inc.
filed 2023-08-14
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 34,752,221 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	June 30,
	2022	2023
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$455	$18,818
Prepaid expenses and other current assets	2,189	3,112
Total current assets	2,644	21,930
Right of use asset, net	152	923
Property, plant and equipment, net	22	30
Total assets	$2,818	$22,883

Liabilities, mezzanine equity, and stockholders’ deficit
Current liabilities:
Accounts payable	$892	$503
Accrued liabilities	2,237	1,689
Warrant liability	-	12,924
Operating lease liability - current	155	303
Total current liabilities	3,284	15,419
Operating lease liability – long term	-	634
Total liabilities	3,284	16,053
Commitments and contingencies (Note 8)
Mezzanine equity:
Series A-1 preferred stock, $0.001 par value per share–zero and 30,190 shares authorized at December 31, 2022 and June 30, 2023, respectively; zero and 30,190 shares issued and outstanding, liquidation preference of zero and $31.0 million at December 31, 2022, and June 30, 2023, respectively	-	26,202
Stockholders’ deficit:
Preferred stock, $0.001 par value per share – 10,000,000 and 9,969,810 shares authorized at December 31, 2022 and June 30, 2023, respectively; no shares issued and outstanding at December 31, 2022, and June 30, 2023	-	-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2022 and June 30, 2023; 15,231,655 shares issued and outstanding at December 31, 2022, and 15,236,016 shares issued and outstanding at June 30, 2023	15	15
Additional paid-in capital	33,516	33,023
Accumulated deficit	(33,997)	(52,410)

Total stockholders’ deficit	(466)	(19,372)
Total liabilities, mezzanine equity, and stockholders’ deficit	$2,818	$22,883

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Licensing revenues:	$-	$-	$-	$675

Operating expenses:
Research and development	1,860	2,267	3,793	5,297
General and administrative	1,776	2,055	3,380	3,902
Total operating expenses	3,636	4,322	7,173	9,199
Loss from operations	(3,636)	(4,322)	(7,173)	(8,524)
Other income (expenses):
Interest income	-	234	-	248
Interest expense	-	(32)	-	(44)
Change in fair value of warrant liability	-	282	-	(10,093)
Total other income (expenses)	-	484	-	(9,889)
Net loss	(3,636)	(3,838)	(7,173)	(18,413)
Deemed dividend to Series A-1 preferred shareholders	-	(603)	-	(795)
Net loss attributable to common stockholders	$(3,636)	$(4,441)	$(7,173)	$(19,208)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.29)	$(0.48)	$(1.26)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	15,028,689	15,234,570	15,024,581	15,233,503

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series A-1				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	-	$-	14,996,534	$15	$32,408	$(15,939)	$16,484
Net loss	-	-	-	-	-	(3,537)	(3,537)
Issuance of common stock for exercise of options	-	-	23,983	-	7	-	7
Stock-based compensation expense	-	-	-	-	290	-	290
Balance at March 31, 2022	-	-	15,020,517	$15	$32,705	$(19,476)	$13,244
Net loss	-	-	-	-	-	(3,636)	(3,636)
Issuance of common stock for exercise of options	-	-	23,981	-	8	-	8
Stock-based compensation expense	-	-	-	-	294	-	294
Balance at June 30, 2022	-	$-	15,044,498	$15	$33,007	$(23,112)	$9,910

	Series A-1				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	-	$-	15,231,655	$15	$33,516	$(33,997)	$(466)
Net loss	-	-	-	-	-	(14,575)	(14,575)
Issuance of Series A-1 preferred stock, net of issuance costs and allocated fair value of warrant liability	30,190	25,407	-	-	-	-	-
Deemed dividends on Series A-1 preferred stock	-	192	-	-	(192)	-	(192)
Issuance of common stock for exercise of options	-	-	2,181	-	7	-	7
Stock-based compensation expense	-	-	-	-	144	-	144
Balance at March 31, 2023	30,190	$25,599	15,233,836	$15	$33,475	$(48,572)	$(15,082)
Net loss	-	-	-	-	-	(3,838)	(3,838)
Deemed dividends on Series A-1 preferred stock	-	603	-	-	(603)	-	(603)
Issuance of common stock from exercise of options	-	-	2,180	-	7	-	7
Stock-based compensation expense	-	-	-	-	144	-	144
Balance at June 30, 2023	30,190	$26,202	15,236,016	$15	$33,023	$(52,410)	$(19,372)

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2023

Cash flows from operating activities
Net loss	$(7,173)	$(18,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4	4
Stock-based compensation expense	584	288
Change in fair value of warrant liability	-	10,093
Amortization of operating lease right of use asset	75	119
Changes in assets and liabilities:
Prepaid expense and other current assets	625	(771)
Accounts payable and accrued liabilities	(46)	(635)
Operating lease liability	(73)	(107)
Net cash used in operating activities	(6,004)	(9,422)
Cash flows from investing activities
Purchases of property, plant, and equipment	(2)	(12)
Net cash used in investing activities	(2)	(12)
Cash flows from financing activities
Payments on financed insurance policies	-	(240)
Issuance costs related to issuance of Series A-1 preferred stock and warrants	-	(2,153)
Proceeds from issuance of Series A-1 preferred stock and warrants	-	30,190
Net cash provided by financing activities	-	27,797
Net increase (decrease) in cash and cash equivalents	(6,006)	18,363
Cash and cash equivalents at the beginning of the period	16,579	455
Cash and cash equivalents at the end of the period	$10,573	$18,818
Supplemental cash flow information
Accrued dividends on preferred stock	$-	$795
Fair value of warrants issued in connection with the issuance of preferred stock	-	2,831
Deferred preclinical and other charges included in prepaid expenses and other current assets	780	151
Cash paid for income taxes	$-	$-

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

In September 2018, the Company purchased a second drug candidate, Renazorb RZB 012 (“Renazorb”) and its trademark, RENALAN, and various patents from Spectrum Pharmaceuticals, Inc. (“Spectrum”) (Note 3). Renazorb (“Oxylanthanum Carbonate”) is being developed for the treatment of hyperphosphatemia in patients with Chronic Kidney Disease (“CKD”).

The Company continues to evaluate the licensing of additional technologies and drugs, targeting orphan diseases and other renal, liver and other metabolic diseases affecting fibrosis and inflammation.

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with governmental regulations and the need to obtain additional financing to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. Future revenue streams may consist of collaboration or licensing revenue as well as product sales. The Company has generated approximately $0.7 million in licensing revenue during the six months ended June 30, 2023.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2022 and June 30, 2023, the Company had an accumulated deficit of $34.0 million and $52.4 million, respectively.

In connection with its initial public offering (“IPO”), on July 13, 2021 the Company began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 received approximately $22.3 million in net proceeds after deducting the underwriting discounts, commissions and other offering expenses. The Company has used the net proceeds from the IPO to complete pre-clinical and clinical studies, prepare regulatory filings for the FDA, and for general and corporate purposes, including hiring additional management and conducting market research and other commercial planning.

On March 3, 2023, the Company entered into a securities purchase agreement with certain healthcare-focused institutional investors that will provide up to $130.0 million in gross proceeds through a private placement and that included initial upfront funding of $30.0 million.

The Company expects to continue incurring losses in the future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financing, corporate collaborations, or other means. In 2021, the Company received approximately $22.3 million in net proceeds from its IPO, and in March 2023 the Company received approximately $28.0 million in net proceeds from the sale of preferred stock. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. The financial impact associated with the clinical trial we will be required to run based on recent FDA feedback is uncertain, and we expect to obtain clarifying feedback from the FDA regarding the scope of the trial in the Fall of 2023. Based on the Company’s currently anticipated level of expenditures, the Company believes that it will need funding before the end of the second quarter of 2024 to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates.

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

The accompanying unaudited financial statements of the Company as of June 30, 2023 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2023.

Preferred Stock

The Company classifies its Series A-1 Preferred Stock (as defined in Note 10) outside of stockholders’ deficit on the accompanying balance sheets as it is contingently redeemable upon the occurrence of an event that is not solely within the Company’s control. The Company recorded the issuance of Series A-1 Preferred Stock at the residual value from proceeds after the allocation of the fair value of warrants, net of related and allocable issuance costs. As the Series A-1 Preferred Stock is not currently redeemable, and as the Company has determined that it is not probable of becoming redeemable, no subsequent remeasurement is required. Since the Company is obligated to pay cumulative dividends on the Series A-1 preferred stock whether or not declared by the Board of Directors, the Company accrues the paid in kind dividends as they are earned, based on the stated contractual rate.

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

Segment Information

The Company operates and manages its business as one reportable operating segment. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance.

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

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Additions, improvements, and major renewals or replacements that substantially extend the useful life of an asset are capitalized. Repair and maintenance expenditures are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At June 30, 2023, management determined there were no impairments of the Company’s property and equipment.

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

The fair value of the contingently issuable warrants associated with the Company’s March 2023 private placement transaction, further described in Note 11 – Warrant Liability, was determined as of March 3, 2023 and March 31, 2023, by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with the warrants. The MCS methodology calculates the theoretical value of a warrant based on certain parameters, including: (i) the threshold of exercising the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, and (vii) estimated probability assumptions surrounding shareholder approval as well as the achievement by the Company of technical milestones associated with regulatory and commercial progress.

The MCS valuation model was used for the valuations performed as of the transaction inception at March 3, 2023 and at March 31, 2023 due to uncertainty in the timing of shareholder approval and the potential variability in the warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the warrants became fixed. Therefore, as of June 30, 2023, the fair value of the warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of June 30, 2023 (in thousands).

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$12,924	$12,924
Total liabilities at fair value	$-	$-	$12,924	$12,924

The following table summarizes the changes in fair value of the derivative liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

Six Months Ended June 30, 2023
Fair value at January 1, 2023	$-
Issuance of Warrants (March 3, 2023)	2,831
Change in fair value of Warrants	10,093
Fair value at June 30, 2023	$12,924

The expense relating to the change in fair value of the derivative liability of $10,093,000 for the six months ended June 30, 2023 is included in other income (expense) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2022 and June 30, 2023, the recorded values of cash and cash equivalents, prepaid expenses, and accounts payable approximated fair value due to the short-term nature of the instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. All of the Company’s cash was deposited in one account at a financial institution during 2022, and cash balances may at times exceed federally insured limits. Beginning in 2023, the Company’s cash and cash equivalents are distributed across multiple financial institutions. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets.

Prepaid Expenses

Prepaid expenses represent costs incurred that benefit future periods. These costs are amortized over specific time periods based on the agreements.

Revenue Recognition

The Company has implemented ASC 606, Revenue from Contracts with Customers. This guidance included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures. The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to a counterparty in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. To achieve this core principle, the Company applies the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

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

Current and non-current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which the Company is subject to tax. In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. The Company assesses income tax positions and records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense.

The Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174, which became effective January 1, 2022. The Company is monitoring legislation for any further changes to Section 174 and the impact, if any, to the financial statements in 2023.

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

3. Significant Agreements

With regards to manufacturing, testing and potential commercial supply of Oxylanthanum Carbonate, the Company has entered into an agreement with Shilpa Medicare Ltd (“Shilpa”) based in India. According to the terms of the agreement Unicycive will pay the vendor $2 million in the first calendar year when the net revenue reaches $10 million from sales of Oxylanthanum Carbonate following its approval by the FDA and commercial supply of the product by the vendor (First Payment). Thereafter, the Company will pay $2 million per year for four consecutive years, after the first year’s payment, for the total payments of $10 million, provided all commercial supplies are continued to be manufactured and supplied by the vendor. Unicycive is not obligated to make any payments to the vendor until FDA approval of the product is obtained and commercial revenue is generated. On June 29, 2023, the Company entered into a services agreement with Shilpa related to NDA filing support for Oxylanthanum Carbonate. The agreement provides for payments of up to $2.0 million, and the Company made a $1.0 million payment pursuant to the agreement in June 2023.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Renazorb (“Oxylanthanum Carbonate”) and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 313,663 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Oxylanthanum Carbonate Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for Oxylanthanum Carbonate is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for Oxylanthanum Carbonate is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all of the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Oxylanthanum Carbonate Purchase Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Oxylanthanum Carbonate Purchase Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million as a result of a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the year ended December 31, 2022. In February 2023, the Company received an upfront payment of approximately $0.7 million as a result of a sublicense development agreement with Lotus International Pte Ltd. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the six months ended June 30, 2023.

On July 19, 2021, the Company entered into an agreement with Syneos Health LLC (“Syneos”) pursuant to which Syneos will provide preclinical research and analysis services related to the development of UNI-494. The initial budget for the study, which includes clinical pharmacology, translational sciences, and bioanalytical services, was approximately $2.3 million. Related payments totaling approximately $2.2 million have been paid to Syneos as of June 30, 2023.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study was approximately $3.7 million, and subsequent revisions reduced the overall budget to $3.1 million. Related payments totaling approximately $2.2 million have been paid to Quotient as of June 30, 2023, approximately $1.2 million of related expense has been recorded, and approximately $1.0 million has been recorded as prepaid expense in the accompanying balance sheet as of June 30, 2023.

On February 9, 2022, the Company entered into a Master Services Agreement with CBCC Global Research Inc. (“CBCC”), a California based company that provides clinical trial and related services, for the purpose of performing clinical research in support of Oxylanthanum Carbonate. The budget for the initial study was approximately $1.4 million. Payments relating to the initial agreement totaling approximately $0.4 million have been paid to CBCC as of March 31, 2023, and approximately $0.4 million of related expense has been recorded. In September 2022, a statement of work revised the remaining services budget to approximately $0.1 million, and the research was completed as of March 31, 2023.

On June 29, 2022, the Company entered into an Agreement with Inotiv, an Indiana based company that provides preclinical trial and related services, for the purpose of performing research in support of Oxylanthanum Carbonate. The budget for these services is approximately $1.3 million. On April 10, 2023, the Company entered into an Agreement with Inotiv that provides preclinical trial and related services, for the purpose of performing research in support of UNI-494. The budget for these services is approximately $1.3 million. Approximately $1.4 million has been paid to Inotiv under these agreements as of June 30, 2023.

On July 14, 2022, the Company entered into a license agreement with Lee’s Pharmaceutical (HK) Limited (see Note 4). Under the terms of the agreement, Lee’s Pharmaceutical will be responsible for development, registration filing and approval for Oxylanthanum Carbonate in China, Hong Kong, and certain other Asian markets. In addition, Lee’s Pharmaceutical will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Oxylanthanum Carbonate in the licensed territories. The Company has received an upfront payment of $1.0 million, expects to receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties of between 7% and 10% upon achievement of prespecified regulatory and commercial achievements.

On July 27, 2022, the Company entered into an Agreement with Celerion, a Nebraska based company that provides clinical trial and related services, for the purpose of performing research in support of Oxylanthanum Carbonate. The budget for the services is approximately $2.7 million, and approximately $2.7 million has been paid to Celerion and the research was completed as of June 30, 2023.

On February 1, 2023, the Company entered into a license agreement with Lotus International Pte Ltd. (“Lotus”) (see Note 4). Under the terms of the agreement, Lotus will be responsible for development, registration filing and approval for Oxylanthanum Carbonate in the licensed territory of South Korea. In addition, Lotus will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Oxylanthanum Carbonate in the licensed territory. The Company has received an upfront payment of $0.7 million, may receive up to $3.7 million in future milestone payments and will be eligible for tiered royalties upon achievement of specified commercial achievements.

4. Licensing Revenues

On July 14, 2022, the Company entered into a license agreement (“Agreement”) with Lee’s Pharmaceutical (HK) Limited (“Lee’s”). Under the terms of the agreement, Lee’s Pharmaceutical will be responsible for development, registration filing and approval for Oxylanthanum Carbonate in China, Hong Kong, and certain other Asian markets. In addition, Lee’s will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Oxylanthanum Carbonate in the licensed territories. Both parties agreed to enter into a separate manufacturing and supply agreement whereby Unicycive will supply Lee’s with Oxylanthanum Carbonate product. The Company has received an upfront payment of approximately $1.0 million, expects to receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties of between 7% and 10% upon achievement of prespecified regulatory and commercial achievements.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of June 30, 2023. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of June 30, 2023. The Company will reassess this conclusion at each reporting date.

The Company has concluded that at contract inception the total transaction price is the $1.0 million upfront fee.

The Company has concluded that the license of the Oxylanthanum Carbonate IP is functional IP as it contains all the necessary information for Lee’s to develop for commercialization in the Territory. Unicycive’s ongoing activities do not significantly affect the standalone functionality of the IP. In addition, the functionality of the IP is not expected to substantially change during the license period based on Unicycive’s activities. The revenue should therefore be recognized at a point in time. This intellectual property was transferred to Lee’s in July 2022, and the Company has recognized $1.0 million in the accompanying statements of operations as licensing revenue for the year ended December 31, 2022.

On February 1, 2023, the Company entered into a license agreement with Lotus International Pte Ltd. (“Lotus”). Under the terms of the agreement, Lotus will be responsible for development, registration filing and approval for Oxylanthanum Carbonate in the licensed territory of South Korea. In addition, Lotus will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Oxylanthanum Carbonate in the licensed territory. The Company has agreed to complete development of the drug product, at its own expense, as required for obtaining regulatory approval in the U.S. Both parties agreed to enter into a separate manufacturing and supply agreement whereby Unicycive will supply Lotus with Oxylanthanum Carbonate product. The Company has received an upfront payment of $0.7 million, may receive up to $3.7 million in future milestone payments and will be eligible for tiered royalties upon achievement of specified commercial achievements.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of June 30, 2023. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of June 30, 2023. The Company will reassess this conclusion at each reporting date.

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

The Company has concluded that the license of the Oxylanthanum Carbonate IP is functional IP. However, since it is not distinct, revenue must be recognized based on the combination of the functional IP and the related development services. Lotus will not simultaneously receive and consume the benefits of the Oxylanthanum Carbonate IP or development services. Since the performance of the development services creates an asset that will also be used by the Company and can be licensed to other customers outside of the Territory, the Company is considered to control the asset as it is created, and it does create an asset with an alternative use. Therefore, the Company concluded that control is not deemed to be transferred over time and is instead transferred at a point in time. The intellectual property was transferred to Lotus in February 2023, and the development services were determined to be immaterial to the contract. The Company has recognized a total of $675,000 in the accompanying statements of operations as licensing revenue for the six months ended year ended June 30, 2023.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2022 and June 30, 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2022	2023

Prepaid directors’ and officers’ liability insurance premiums	$476	$27
Prepaid preclinical services	1,554	2,765
Other	159	320
Total	$2,189	$3,112

Property, plant and equipment as of December 31, 2022 and June 30, 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2022	2023

Leasehold improvements	$15	$21
Furniture and fixtures	14	21
Subtotal	29	42
Less accumulated depreciation	(7)	(12)
Net	$22	$30

Accounts payable as of December 31, 2022 and June 30, 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2022	2023

Trade accounts payable	$846	$446
Credit card liability	46	57
Total	$892	$503

Accrued liabilities as of December 31, 2022 and June 30, 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2022	2023

Accrued labor costs	$1,487	$839
Accrued drug development costs	228	609
Other	522	241
Total	$2,237	$1,689

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

In accounting for the leases, the Company adopted ASC 842 Leases on January 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842. The Company classified the lease as an operating lease and, at March 15, 2023, determined that the present value of the lease was approximately $1.0 million using a discount rate of 10.0%. In accordance with ASC 842, the right-of-use asset will be amortized over the life of the underlying lease. The Company determined that the option to extend the lease for an additional three years was not considered reasonably certain at June 30, 2023. During the three and six months ended June 30, 2023, the Company reflected amortization of right-of-use asset of approximately $75,000 and $119,000, respectively, resulting in a right of use asset balance as of June 30, 2023 of approximately $0.9 million.

During the six months ended June 30, 2023, the Company made cash payments on the lease of $142,000 towards the lease liabilities. As of June 30, 2023, the total lease liability was approximately $0.9 million. ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the lease for the three and six months ended June 30, 2023 was $99,000 and $153,000, respectively.

As of June 30, 2023, maturities of the Company’s lease liabilities are as follows (in thousands):

Operating Lease
Year ending December 31, 2023	$188
Year ending December 31, 2024	391
Year ending December 31, 2025	424
Year ending December 31, 2026	72
Total lease payments	1,075
Less imputed interest rate / present value discount	(138)
Present value of lease liability	937
Less current portion	(303)
Long term portion	$634

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

On July 1, 2017, as amended on April 6, 2020, the Company entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one-month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, after initially determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the year ended December 31, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, the Company amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022. The Company has not entered into any additional agreements with Globavir during the six months ended June 30, 2023.

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $36,000 and $51,000 for the six months ended June 30, 2022 and 2023, respectively.

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

The following table summarizes activity for the Company’s common stock warrants for the six months ended June 30, 2023:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2022	4,784,193	6.00	4.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, June 30, 2023	4,784,193	6.00	3.04	-

See Note 11 for information on contingently issuable preferred stock warrants associated with our sale in March 2023 of Series A-1 Preferred Stock.

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

Note 10. Issuance of Series A-1 Preferred Stock

As of December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized, par value of $0.001 per share, and no shares of preferred stock were issued or outstanding. As of June 30, 2023, as a result of the Company’s private placement financing in March 2023, there were 30,190 shares of Series A-1 Preferred Stock issued and outstanding.

On March 3, 2023, the Company issued and sold, in a private placement, 30,190 shares of Series A-1 Preferred Stock for an aggregate net proceeds of $28.0 million (the “Preferred Stock Offering”), net of placement agent fees and offering expenses of $2.2 million. The Company intends to use the net proceeds from the Preferred Stock Offering to support the Company’s New Drug Application (NDA) submission for approval of Oxylanthanum Carbonate for the treatment of hyperphosphatemia and, if approved, for the commercial launch of Oxylanthanum Carbonate in the U.S.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”), as of March 3, 2023, each share of Series A-1 Preferred Stock is, subject to approval of the Company’s stockholders, convertible into a unit (“Unit”) consisting of: (i) shares of common stock of the Company and, if applicable, shares of Series A-2 Preferred Stock, in lieu of Common Stock, (ii) a tranche A warrant to acquire approximately 46,675,940 shares of Series A-3 Preferred Stock (the “Tranche A Warrant”), (iii) a tranche B warrant to acquire approximately 42,432,672 shares of Series A-4 Preferred Stock (the “Tranche B Warrant”), and (iv) a tranche C warrant to acquire approximately 67,892,276 shares of Series A-5 Preferred Stock (the “Tranche C Warrant”, together with the Tranche A Warrant and the Tranche B Warrant, the “Warrants”). The Tranche A warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following the Company’s announcement of receipt of FDA approval for Oxylanthanum Carbonate, the Tranche B warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following the Company’s announcement of receipt of Transitional Drug Add-On Payment Adjustment (“TDAPA”) approval for Oxylanthanum Carbonate, and the Tranche C Warrant for an aggregate exercise price of approximately $50 million are exercisable until 21 days following four quarters of commercial sales of Oxylanthanum Carbonate following receipt of TDAPA approval.

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

The Company determined that the holders can detach the warrants from the Series A-1 preferred stock, because the stock will automatically convert into shares of common stock, and the holders will be able to sell those shares while retaining the warrants. Accordingly, the warrants are considered freestanding from the Series A-1 preferred stock. The Company noted that at contract inception, the warrants are contingently issuable upon the occurrence of a specified event (shareholder approval). On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained.

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

In connection with the Series A-1 Preferred Stock issuance, the Company recognized liabilities for the associated Warrants, which had an aggregate fair value of $2.8 million at the time of issuance. Offering costs of $0.2 million were allocated to the Warrants and expensed during the six months ended June 30, 2023. The fair value of the Warrants were accounted for as a reduction to the net proceeds of the Preferred Stock Offering, which resulted in an initial carrying value of $25.4 million for the Series A-1 Preferred Stock (net of $2.0 million of placement agent fees and offering costs allocated to the Series A-1 Preferred Stock). Refer to Note 11 for disclosures related to the Warrants.

The Series A-1 Preferred Stock have the following rights:

Dividends: Prior to the receiving stockholder approval, dividends will accrue, on all issued and outstanding shares of Series A-1 Preferred Stock, prior to and in preference to all other shares of capital stock of the Company, at an annual rate of eight percent (8%) compounded annually on the original per share price (plus any such accreted compounded amounts); provided that such annual dividend rate shall increase to fourteen percent (14%) if stockholder approval is not obtained at the first meeting of stockholders following the date of the Preferred Stock offering. If such dividends are not declared and paid in cash, the dividend amounts will be added to the aggregate liquidation preference then outstanding of the Series A-1 Preferred Stock. As of June 30, 2023, the Company has recorded $0.8 million, or $26.30 per share, of deemed dividends on the outstanding Series A-1 Preferred Stock.

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

Board of Directors Designation Rights: The holders of Series A-1 Preferred Stock have the right to appoint one member to the Board of Directors. In March 2023, Dr. Gaurav Aggarwal was appointed to the Company’s Board of Directors.

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

The valuation of the Warrants contains unobservable inputs that reflect the Company’s own assumptions for which there is little market data. Accordingly, the Warrants are measured at fair value on a recurring basis using unobservable inputs and are classified as Level 3 inputs. The significant unobservable inputs used in the fair value measurement of the Company’s Warrants include, but are not limited to, probability of obtaining certain shareholder approvals, probability of reaching certain technical milestones related to the development of Oxylanthanum Carbonate, and the estimated term of the Warrants. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the assumption used for the probability of obtaining certain shareholder approvals is not correlated to a change in the probability of reaching certain technical milestones. However, a change to the assumption used for the probability of obtaining certain shareholder approvals or a change in the probability of reaching certain technical milestones would have been accompanied by a directionally opposite change and a directionally similar change, respectively, in the assumption used for the estimated term.

The fair value of the contingently issuable warrants associated with the Company’s March 2023 private placement transaction was determined as of March 3, 2023 and March 31, 2023 by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with the warrants. The MCS methodology calculates the theoretical value of a warrant based on certain parameters, including: (i) the threshold of exercising the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, (vii) estimated probability assumptions surrounding shareholder approval as well as the achievement by the Company of technical milestones associated with regulatory and commercial progress, and (viii) an estimated discount for lack of marketability.

The MCS valuation model was used for the valuation performed as of the transaction inception at March 3, 2023 and at March 31, 2023 due to uncertainty in the timing of shareholder approval and the potential variability in the warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the warrants became fixed. Therefore, as of June 30, 2023, the fair value of the warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the derivative liability associated with the three tranches of warrants at June 30, 2023.

Tranche A Warrant	At June 30, 2023
Fair value of underlying stock	$1.28
Exercise price	$0.54
Volatility	105.7% – 122.3%
Risk free rate	4.9% – 5.2%
Dividend yield	0%
Term (in years)	1.5 – 2.0
Discount for lack of marketability	15%
Probability for FDA approval	8.8% – 22.7%

Tranche B Warrant	At June 30, 2023
Fair value of underlying stock	$1.28
Exercise price	$0.59
Volatility	105.7% – 111.1%
Risk free rate	4.7% – 5.2%
Dividend yield	0%
Term (in years)	1.5 – 2.5
Discount for lack of marketability	15%
Probability for TDAPA approval	0.0% – 10.0%

Tranche C Warrant	At June 30, 2023
Fair value of underlying stock	$1.28
Exercise price	$0.74
Volatility	100.8% – 106.9%
Risk free rate	4.4% – 4.7%
Dividend yield	0%
Term (in years)	2.5 – 3.5
Discount for lack of marketability	15%
Probability for commercialization	0.0% – 9.1%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of June 30, 2023, the Company estimated the fair value of the Warrants to be $12.9 million.

The following table summarizes activity for the Company’s preferred stock warrants for the six months ended June 30, 2023 (includes the conversion effect in the liquidation preference of accrued dividends):

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2022	-	-	-	-
Warrants issuable	160,958,167	0.64	2.10	229,069
Warrants exercised	-	-	-	-
Outstanding, June 30, 2023	160,958,167	0.64	2.85	102,857

12. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 1,302,326 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, and accordingly, at June 30, 2023, approximately 12,775,996 shares are reserved for issuance. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2022, approximately 352,938 shares of common stock were available under the 2021 Plan. As of June 30, 2023, there are approximately 11,874,108 shares of common stock available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the six months ended June 30, 2023:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2022	1,342,670	$2.75	8.47	$52
Options granted	-	-	-	-
Options forfeited	(4,000)	1.66	-	-
Options exercised	(4,361)	3.27	-	-
Outstanding, June 30, 2023	1,334,309	2.76	7.98	296

Options vested and exercisable as of June 30, 2023	740,510	$3.15	7.39	$127

As of June 30, 2023, the unrecognized compensation cost related to outstanding stock options was $0.8 million, which is expected to be recognized as expense over approximately 1.9 years.

During the year ended December 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of June 30, 2023, 5,185 of the options remained unvested. Proceeds received related to the unvested options of approximately $17,000 at June 30, 2023 were included in accrued liabilities on the accompanying balance sheet and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. Proceeds received related to the vested portion of options of approximately $14,000 were reclassified to equity during the six months ended June 30, 2023. The vested portion of the exercises was 378,529 shares at June 30, 2023.

During May 2022, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,200, resulting in a fair value per share of $0.72. Subject to the consultant’s continued service, the restricted stock units shall vest upon the two-year anniversary of the date of grant. As of June 30, 2023, the unrecognized compensation cost related to the grant was approximately $3,000, which is expected to be recognized as expense over approximately 11 months.

During July 2021, the Company granted a director 26,738 restricted stock units with a grant date fair value of $100,000, resulting in a fair value per share of $3.74. The restricted stock units vested in July 2022.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three and six months ended June 30, 2022 and 2023, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023

Research and development	$101	$82	$200	$164
General and administrative	193	62	384	124
Total stock-based compensation	$294	$144	$584	$288

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

Expected Dividend – Through June 30, 2023, the Company has never declared nor paid any cash dividends. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of Oxylanthanum Carbonate by the FDA if obtained, and the commencement of commercial sales.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the six months ended June 30, 2022:

Six Months Ended June 30, 2022
Expected volatility	101.00%
Risk-free interest rate	2.92%
Dividend yield	-%
Expected term	6.25 years

There were no equity awards granted to employees, directors and non-employees for the six months ended June 30, 2023.

13. Net Loss Per Share

The Company computes net loss per share using the two-class method. The two-class method uses an earnings allocation formula that determines net loss per share for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock units; (ii) common stock to be issued upon the assumed exercise of the Company’s common stock warrants; and (iii) prior to issuance, the issuable warrants related to the Company’s March private placement financing. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted income (loss) per common share for periods with net losses.

The following table sets forth the computation of basic and diluted net loss per share of common and preferred stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Numerator:
Net loss	$(3,636)	$(3,838)	$(7,173)	$(18,413)
Less: Deemed dividends on Series A-1 Preferred Stock	-	(603)	-	(795)
Net loss attributable to common shares, basic and diluted	(3,636)	(4,441)	(7,173)	(19,208)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	15,028,689	15,234,570	15,024,581	15,233,503
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.29)	$(0.48)	$(1.26)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Options to purchase common stock	1,177,104	1,334,309	1,177,104	1,334,309
Warrants to purchase common stock	4,784,193	4,784,193	4,784,193	4,784,193
Warrants to purchase convertible preferred stock	-	160,958,167	-	160,958,167
Total	5,961,297	167,076,669	5,961,297	167,076,669

14. Subsequent Events

On July 11, 2023, the Company completed the automatic conversion of the Series A-1 convertible preferred stock whereby each share of Series A-1 preferred stock converted into a Unit consisting of a combination of common stock, Series A-2 convertible preferred stock, and three tranches of warrants exercisable for additional preferred stock. The conversion resulted in the issuance of 19,516,205 shares of common stock. After the conversion, there were a total of 34,752,221 shares of common stock outstanding. See Note 10 for further details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three-month period ended June 30, 2023 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Overview

We are a biotechnology company dedicated to developing treatments for kidney disease that have the potential to offer medical benefit. Our development programs are focused on the development of two novel therapies: Oxylanthanum Carbonate, for treatment of hyperphosphatemia in patients with chronic kidney disease, and UNI 494, for treatment of acute kidney injury (AKI).

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $7.2 million and $15.4 million for the six months ended June 30, 2022 and 2023, respectively. As of June 30, 2023, we had an accumulated deficit of $49.3 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”), each share of Series A-1 Preferred Stock is, subject to the Stockholder Approval (as defined below), convertible into a unit (“Unit”) consisting of (i) shares of common stock, par value $0.001 per share (the “Common Stock”) and, if applicable, shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”), in lieu of Common Stock, (ii) a tranche A warrant to acquire shares of Series A-3 Convertible Preferred Stock (the “Tranche A Warrant”), (iii) a tranche B warrant to acquire shares of Series A-4 Convertible Preferred Stock (the “Tranche B Warrant”), and (iv) a tranche C warrant to acquire shares of Series A-5 Convertible Preferred Stock (the “Tranche C Warrant”, together with the Tranche A Warrant and the Tranche B Warrant, the “Warrants”). The shares of Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock and Series A-5 Convertible Preferred Stock issuable upon exercise of the Warrants collectively are referred to herein as the “Preferred Warrant Shares”. The Tranche A warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following our announcement of receipt of FDA approval for Oxylanthanum Carbonate, the Tranche B warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following our announcement of receipt of Transitional Drug Add-On Payment Adjustment (“TDAPA”) approval for Oxylanthanum Carbonate, and the Tranche C Warrant for an aggregate exercise price of approximately $50 million are exercisable until 21 days following four quarters of commercial sales of Oxylanthanum Carbonate following receipt of TDAPA approval.

Subject to the terms and limitations contained in the Certificate of Designation, the Series A-1 Preferred Stock issued in the Offering will not become convertible until our stockholders approve the issuance of the Units upon conversion of the Series A-1 Preferred Stock and the issuance of all Common Stock upon conversion of the Series A Preferred Stock (as defined below), among other items (the “Stockholder Approval”). On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained. On the tenth (10th) Trading Day (as defined in the Certificate of Designation) following the announcement of the Stockholder Approval, each share of Series A-1 Preferred Stock shall automatically convert into a Unit. Subject to the limitations set forth in the Certificate of Designation, at the option of the holder, each share of Series A-2 Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock shall be convertible into one share of Common Stock.

In addition, in connection with the Offering, we agreed to modify our dividend policy to state that we intend to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-Common-Stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of our annual net cash flow from operations following approval of Oxylanthanum Carbonate by the FDA, if obtained, and the commencement of commercial sales.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2023	Change	% Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$1,860	$2,267	$407	22%
General and administrative	1,776	2,055	279	16%
Total operating expenses	3,636	4,322	686	19%
Loss from operations	(3,636)	(4,322)	(686)	19%
Other income (expenses):
Interest income	-	234	234	100%
Interest expense	-	(32)	(32)	100%
Change in fair value of warrant liability	-	282	282	100%
Total other income (expenses)	-	484	484	100%

Net loss	$(3,636)	$(3,838)	$(202)	(6)%

Research and Development Expenses

Research and development expenses increased by approximately $407,000, or 22%, from approximately $1.9 million for the three months ended June 30, 2022 to approximately $2.3 million for the three months ended June 30, 2023. The increase in research and development expenses was primarily due to a $295,000 increase in drug development costs. Labor costs increased $107,000 from the prior period. Consulting and other costs increased $24,000. Non-cash stock compensation decreased $20,000.

General and Administrative Expenses

General and administrative expenses increased by $279,000, or 16%, from approximately $1.8 million for the three months ended June 30, 2022 to approximately $2.1 million for the three months ended June 30, 2023 primarily due to an increase of $483,000 in consulting and professional services costs. Insurance expense for directors and officers decreased $164,000. Stock compensation costs decreased $131,000 from the prior period. Labor, travel, rent, and other costs increased $91,000.

Other Income (Expenses)

Other income (expenses) increased by $0.5 million, or 100%, from $0 in the three months ended June 30, 2022 to $0.5 million for the three months ended June 30, 2023 due primarily to the change in fair value of our warrant liability. In addition, we earned interest income of $234,000 on our cash balance during the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2022 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2023	Change	% Change
	(unaudited)	(unaudited)
Licensing revenues:	$-	$675	$675	100%
Operating expenses:
Research and development	3,793	5,297	1,504	40%
General and administrative	3,380	3,902	522	15%
Total operating expenses	7,173	9,199	2,026	28%
Loss from operations	(7,173)	(8,524)	(1,351)	19%
Other income (expenses):
Interest income	-	248	248	100%
Interest expense	-	(44)	(44)	100%
Change in fair value of warrant liability	-	(10,093)	(10,093)	100%
Total other income (expenses)	-	(9,889)	(9,889)	100%

Net loss	$(7,173)	$(18,413)	$(11,240)	157%

Licensing Revenues

Licensing revenues increased approximately $0.7 million, or 100%, from the six months ended June 30, 2022 due to an upfront payment of approximately $0.7 million associated with a licensing agreement entered into with Lotus International Pte Ltd. in February 2023. There was no comparable revenue earned in the prior period. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses increased by approximately $1.5 million, or 40%, from approximately $3.8 million for the six months ended June 30, 2022 to approximately $5.3 million for the six months ended June 30, 2023. The increase in research and development expenses was primarily due to a $1.3 million increase in drug development costs. Labor costs increased $255,000 from the prior period. Consulting and other costs increased $28,000. Non-cash stock compensation decreased $36,000.

General and Administrative Expenses

General and administrative expenses increased by $522,000, or 15%, from approximately $3.4 million for the six months ended June 30, 2022 to approximately $3.9 million for the six months ended June 30, 2023 primarily due to an increase of $931,000 in consulting and professional services costs. Insurance expense for directors and officers decreased $330,000. Stock compensation costs decreased $260,000 from the prior period. Travel, rent, and other costs increased $181,000.

Other Income (Expenses)

Other income (expenses) decreased by $9.9 million, or 100%, from $0 in the six months ended June 30, 2022 to $9.9 million for the six months ended June 30, 2023 due primarily to the change in fair value of our warrant liability. In addition, we earned interest income of $248,000 on our cash balance during the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through December 31, 2020, we have funded our operations with the sale of common stock, convertible notes and from a loan from our Chief Executive Officer and principal stockholder. During 2021 we raised $1.1 million through the issuance of convertible notes to investors.

In connection with our initial public offering (“IPO”), on July 13, 2021 we began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 we received approximately $22.3 million in net proceeds after deducting the underwriting discounts, commissions and offering expenses. We have used the net proceeds from the IPO to complete pre-clinical and clinical studies, submit regulatory filings to the FDA, and for general and corporate purposes, including hiring additional management and conducting market research and other commercial planning.

Future revenue streams may consist of collaboration or licensing revenue as well as product sales. We have generated approximately $0.7 million in licensing revenue during the six months ended June 30, 2023.

On March 3, 2023, we entered into a securities purchase agreement with certain healthcare-focused institutional investors that will provide up to $130.0 million in gross proceeds through a private placement and that includes initial upfront funding of $30.0 million. Proceeds from the offering will be used to support our NDA submission with the FDA for approval of Oxylanthanum Carbonate for the treatment of hyperphosphatemia in the U.S. and, if approved, for the commercial launch of Oxylanthanum Carbonate in the U.S.

Future Funding Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2023, we had a net loss of $18.4 million, and we expect to incur substantial additional losses in future periods. As of June 30, 2023, we had an accumulated deficit of $52.4 million.

We expect to continue incurring losses in the future and will be required to raise additional capital in the future to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, we may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. The financial impact associated with the clinical trial we will be required to run based on recent FDA feedback is uncertain, and we expect to obtain clarifying feedback from the FDA regarding the scope of the trial in the Fall of 2023. Based on the Company’s currently anticipated level of expenditures, the Company believes that it will need funding before the end of the second quarter of 2024 to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates.

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

Related Party Payable

We entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019 and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, after initially determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the year ended December 31, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, the Company amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022. The Company has not entered into any additional agreements with Globavir during the six months ended June 30, 2023.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2023
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(6,004)	$(9,422)
Investing activities	(2)	(12)
Financing activities	-	27,797
Net increase (decrease) in cash and cash equivalents	$(6,006)	$18,363

Cash Flows from Operating Activities

Net cash used in operating activities was $9.4 million for the six months ended June 30, 2023. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. The increase in cash used compared to the same period in the prior year is due primarily to increased research and development activities in 2023, and we expect to continue to incur substantial costs related to our drug candidates.

Net cash used in operating activities was $6.0 million for the six months ended June 30, 2022. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Cash Flows from Investing Activities

Net cash used in investing activities was $12,000 for the six months ended June 30, 2023 and was due to the purchase of furniture and fixtures for our corporate office.

Net cash used in investing activities was $2,000 for the six months ended June 30, 2022 and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash provided by financing activities was $27.8 million during the six months ended June 30, 2023 due primarily to the private placement financing agreement we signed on March 3, 2023.

There were no cash flows provided by financing activities during the six months ended June 30, 2022.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development, stock-based compensation, and warrant liabilities. The fair value of warrants contingently issued as part of our March 2023 private placement financing represent a material addition to our critical accounting policies and estimates. There have been no other material changes to our critical accounting policies and estimates during the three months ended June 30, 2023 from those used for the year ended December 31, 2022. The below policies represent our critical accounting policies.

Revenue Recognition

We apply ASC 606, Revenue from Contracts with Customers, for our revenue recognition guidance. This includes the development of new policies based on the five-step model provided in the revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures. We recognize revenue from product sales or services rendered when control of the promised goods are transferred to a counterparty in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as we satisfy a performance obligation.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of June 30, 2023. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

The lack of adequate staffing levels and expertise for unusual or infrequent transactions with complex or infrequently applied accounting topics resulted in the insufficient level of supervision, review and approval of certain information used to prepare our financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. These control deficiencies, although varying in severity, contributed to the material weakness in the control environment. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at June 30, 2023 with respect to such matters.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2023.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	August 14, 2023
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	August 14, 2023
John Townsend	(Principal Financial and Accounting Officer)