Form 10-Q
period 2023-09-30
Unicycive Therapeutics, Inc.
filed 2023-11-14
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 14, 2023, there were 34,754,401 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Condensed)

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	September 30,
	2022	2023
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$455	$14,345
Prepaid expenses and other current assets	2,189	4,224
Total current assets	2,644	18,569
Right of use asset, net	152	845
Property, plant and equipment, net	22	28
Total assets	$2,818	$19,442

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$892	$1,084
Accrued liabilities	2,237	2,530
Warrant liability	-	11,528
Operating lease liability - current	155	314
Total current liabilities	3,284	15,456
Operating lease liability – long term	-	552
Total liabilities	3,284	16,008
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Series A-2 preferred stock, $0.001 par value per share – zero and 43,649 shares authorized at December 31, 2022 and September 30, 2023, respectively; zero and 43,649 shares outstanding at December 31, 2022 and September 30, 2023, respectively	-	44
Preferred stock, $0.001 par value per share – 10,000,000 and 9,926,161 shares authorized at December 31, 2022 and September 30, 2023, respectively; zero shares outstanding at December 31, 2022 and September 30, 2023	-	-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2022 and September 30, 2023; 15,231,655 shares issued and outstanding at December 31, 2022, and 34,754,401 shares issued and outstanding at September 30, 2023	15	35
Additional paid-in capital	33,516	60,098
Accumulated deficit	(33,997)	(56,743)

Total stockholders’ (deficit) equity	(466)	3,390
Total liabilities and stockholders’ (deficit) equity	$2,818	$19,442

See accompanying notes to the financial statements.

Unicycive Therapeutics, Inc.

Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Licensing revenues:	$951	$-	$951	$675

Operating expenses:
Research and development	4,803	3,372	8,596	8,669
General and administrative	1,702	2,566	5,082	6,467
Total operating expenses	6,505	5,938	13,678	15,136
Loss from operations	(5,554)	(5,938)	(12,727)	(14,461)
Other income (expenses):
Interest income	-	227	-	475
Interest expense	(3)	(18)	(3)	(63)
Change in fair value of warrant liability	-	1,396	-	(8,697)
Total other income (expenses)	(3)	1,605	(3)	(8,285)
Net loss	(5,557)	(4,333)	(12,730)	(22,746)
Deemed dividend to Series A-1 preferred shareholders	-	(72)	-	(867)
Net loss attributable to common stockholders	$(5,557)	$(4,405)	$(12,730)	$(23,613)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.13)	$(0.85)	$(1.12)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	15,061,995	32,633,074	15,050,389	21,100,206

See accompanying notes to the financial statements.

Unicycive Therapeutics, Inc.

Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	14,996,534	$15	$32,408	$(15,939)	$16,484
Net loss	-	-	-	-	-	(3,537)	(3,537)
Issuance of common stock for exercise of options	-	-	23,983	-	7	-	7
Stock-based compensation expense	-	-	-	-	290	-	290
Balance, March 31, 2022	-	-	15,020,517	15	32,705	(19,476)	13,244
Net loss	-	-	-	-	-	(3,636)	(3,636)
Issuance of common stock for exercise of options	-	-	23,981	-	8	-	8
Stock-based compensation expense	-	-	-	-	294	-	294
Balance, June 30, 2022	-	-	15,044,498	15	33,007	(23,112)	9,910
Net loss	-	-	-	-	-	(5,557)	(5,557)
Issuance of common stock for vested restricted stock units	-	-	26,738	-	-	-	-
Issuance of common stock for exercise of options	-	-	16,707	-	7	-	7
Stock-based compensation expense	-	-	-	-	266	-	266
Balance, September 30, 2022	-	$-	15,087,943	$15	$33,280	$(28,669)	$4,626

	Series A-1 and Series A-2				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	-	$-	15,231,655	$15	$33,516	$(33,997)	$(466)
Net loss	-	-	-	-	-	(14,575)	(14,575)
Issuance of Series A-1 preferred stock, net of issuance costs and allocated fair value of warrant liability	30,190	25,407	-	-	-	-	-
Deemed dividends on Series A-1 preferred stock	-	192	-	-	(192)	-	(192)
Issuance of common stock for exercise of options	-	-	2,181	-	7	-	7
Stock-based compensation expense	-	-	-	-	144	-	144
Balance, March 31, 2023	30,190	$25,599	15,233,836	$15	$33,475	$(48,572)	$(15,082)
Net loss	-	-	-	-	-	(3,838)	(3,838)
Deemed dividends on Series A-1 preferred stock	-	603	-	-	(603)	-	(603)
Issuance of common stock from exercise of options	-	-	2,180	-	7	-	7
Stock-based compensation expense	-	-	-	-	144	-	144
Balance, June 30, 2023	30,190	26,202	15,236,016	15	33,023	(52,410)	(19,372)
Net loss	-	-	-	-	-	(4,333)	(4,333)
Deemed dividends on Series A-1 preferred stock	-	72	-	-	(72)	-	(72)
Issuance of Series A-2 preferred stock and common stock upon conversion of Series A-1 preferred stock	13,459	-	19,516,205	20	26,211	-	26,231
Issuance of common stock from exercise of options	-	-	2,180	-	7	-	7
Stock-based compensation expense	-	-	-	-	929	-	929
Balance, September 30, 2023	43,649	$26,274	34,754,401	$35	$60,098	$(56,743)	$3,390

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2023

Cash flows from operating activities
Net loss	$(12,730)	$(22,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5	6
Stock-based compensation expense	850	1,217
Change in fair value of warrant liability	-	8,697
Amortization of operating lease right of use asset	114	196
Changes in assets and liabilities:
Prepaid expense and other current assets	397	(1,884)
Accounts payable and accrued liabilities	1,908	849
Operating lease liability	(111)	(179)
Net cash used in operating activities	(9,567)	(13,844)
Cash flows from investing activities
Purchases of property, plant, and equipment	(2)	(12)
Net cash used in investing activities	(2)	(12)
Cash flows from financing activities
Payments on financed insurance policies	-	(291)
Issuance costs related to issuance of Series A-1 preferred stock and warrants	-	(2,153)
Proceeds from issuance of Series A-1 preferred stock and warrants	-	30,190
Net cash provided by financing activities	-	27,746
Net increase (decrease) in cash and cash equivalents	(9,569)	13,890
Cash and cash equivalents at the beginning of the period	16,579	455
Cash and cash equivalents at the end of the period	$7,010	$14,345
Supplemental cash flow information
Accrued dividends on preferred stock	$-	$867
Fair value of warrants issued in connection with the issuance of preferred stock	-	2,831
Deferred preclinical and other charges included in prepaid expenses and other current assets	1,517	293
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

Unicycive Therapeutics, Inc.

Notes to the Financial Statements (Unaudited)

1. Organization and Description of Business

Overview

Unicycive Therapeutics, Inc. (“the Company”) was incorporated in the State of Delaware on August 18, 2016. The Company was dormant until July 2017 when it began evaluating several drug candidates for in-licensing.

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with governmental regulations and the need to obtain additional financing to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. Future revenue streams may consist of collaboration or licensing revenue as well as product sales. The Company has generated approximately $0.7 million in licensing revenue during the nine months ended September 30, 2023.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2022, and September 30, 2023, the Company had an accumulated deficit of $34.0 million and $56.7 million, respectively.

In connection with its initial public offering (“IPO”), on July 13, 2021, the Company began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021, received approximately $22.3 million in net proceeds after deducting the underwriting discounts, commissions and other offering expenses. The Company has used the net proceeds from the IPO to complete pre-clinical and clinical studies, prepare regulatory filings for the FDA, and for general and corporate purposes, including hiring additional management and conducting market research and other commercial planning.

On March 3, 2023, the Company entered into a securities purchase agreement with certain healthcare-focused institutional investors that may provide up to $130.0 million in gross proceeds through a private placement and that included initial upfront funding of $28.0 million in net proceeds.

The Company expects to continue incurring losses in the future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financing, corporate collaborations, or other means. In 2021, the Company received approximately $22.3 million in net proceeds from its IPO, and in March 2023 the Company received approximately $28.0 million in net proceeds from the sale of preferred stock. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. The financial impact associated with the clinical trial we will be required to run based on recent FDA feedback is uncertain, and we expect to obtain clarifying feedback from the FDA regarding the scope of the trial in the Fall of 2023. Based on the Company’s currently anticipated level of expenditures, the Company believes that it will need funding by the second half of 2024 to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates.

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

The accompanying unaudited financial statements of the Company as of September 30, 2023, have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2023.

Preferred Stock

The Company classifies its Series A-1 Preferred Stock (as defined in Note 10) outside of stockholders’ deficit on the accompanying balance sheets as it is contingently redeemable upon the occurrence of an event that is not solely within the Company’s control. The Company recorded the issuance of Series A-1 Preferred Stock at the residual value from proceeds after the allocation of the fair value of warrants, net of related and allocable issuance costs. As the Series A-1 Preferred Stock is not currently redeemable, and as the Company has determined that it is not probable of becoming redeemable, no subsequent remeasurement is required. Since the Company is obligated to pay cumulative dividends on the Series A-1 preferred stock whether or not declared by the Board of Directors, the Company accrues the paid in-kind dividends as they are earned, based on the stated contractual rate. See Note 10 for information about the Series A-1 Preferred Stock conversion in July 2023.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. On September 30, 2023, management determined there were no impairments of the Company’s property and equipment.

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

The fair value of the contingently issuable warrants associated with the Company’s March 2023 private placement transaction, further described in Note 11 – Warrant Liability, was determined as of March 3, 2023, and March 31, 2023, by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with the warrants. The MCS methodology calculates the theoretical value of a warrant based on certain parameters, including: (i) the threshold of exercising the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, and (vii) estimated probability assumptions surrounding shareholder approval as well as the achievement by the Company of technical milestones associated with regulatory and commercial progress.

The MCS valuation model was used for the valuations performed as of the transaction inception at March 3, 2023 and at March 31, 2023 due to uncertainty in the timing of shareholder approval and the potential variability in the warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the warrants became fixed. Therefore, as of September 30, 2023, the fair value of the warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of September 30, 2023 (in thousands).

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$11,528	$11,528
Total liabilities at fair value	$-	$-	$11,528	$11,528

The following table summarizes the changes in fair value of the derivative liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs.

Nine Months Ended September 30, 2023
Fair value, January 1, 2023	$-
Issuance of Warrants (March 3, 2023)	2,831
Change in fair value of Warrants	8,697
Fair value, September 30, 2023	$11,528

The expense relating to the change in fair value of the derivative liability of $8,697,000 for the nine months ended September 30, 2023, is included in other income (expense) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2022, and September 30, 2023, the recorded values of cash and cash equivalents, prepaid expenses, and accounts payable approximated fair value due to the short-term nature of the instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. All the Company’s cash was deposited in one account at a financial institution during 2022, and cash balances may at times exceed federally insured limits. Beginning in 2023, the Company’s cash and cash equivalents are distributed across multiple financial institutions. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets.

Prepaid Expenses

Prepaid expenses represent costs incurred that benefit future periods. These costs are amortized over specific time periods based on the agreements.

Revenue Recognition

The Company has implemented ASC 606, Revenue from Contracts with Customers. This guidance included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures. The Company recognizes revenue from product sales or services rendered when control of the promised goods is transferred to a counterparty in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. To achieve this core principle, the Company applies the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Research and Development Expenses

Substantially all the Company’s research and development expenses consist of expenses incurred in connection with the development of the Company’s product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on the Company’s behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for the Company’s research and product development employees and allocated overheads, including information technology costs and utilities and expenses for issuance of shares pursuant to the anti-dilution clause in the purchase of IPR&D technology. The Company expenses both internal and external research and development expenses as they are incurred.

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

Income Taxes

The Company accounts for corporate income taxes in accordance with GAAP as stipulated in ASC, Topic 740, Income Taxes, (“ASC 740”). This standard entails the use of the asset and liability method of computing the provision for income tax expense. Current tax expense results from corporate tax payable at the Federal and California jurisdictions for the Company, which relates to the current accounting period. Deferred tax expense results primarily from temporary differences between financial statement and tax return reporting, which result in additional tax payable in future periods. Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates and law. Net future tax benefits are subject to a valuation allowance when management expects that it is more-likely-than-not that some portion or all the deferred tax assets will not be realized.

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

The Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174, which became effective January 1, 2022. The Company is monitoring legislation for any further changes to Section 174 and the impact, if any, on the financial statements in 2023.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. There were no elements of other comprehensive income (loss) in the periods presented, as a result comprehensive loss is the same as net loss for each period presented.

Net Loss per Share

Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. Basic and diluted net loss for common stock and for preferred stock is computed by dividing the sum of distributed earnings and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for the period. Diluted net loss per share includes potentially dilutive securities outstanding for the period. As the Company has reported a net loss for all periods presented, a diluted net loss per common share is the same as basic net loss per common share for those periods.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2022 and must be applied using either a modified or full retrospective approach. Early adoption is permitted, but no earlier than annual periods beginning after December 15, 2020. The Company adopted the standard on January 1, 2022, using a modified retrospective approach, and the adoption did not result in any adjustments to the Company’s financial statements.

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

In October 2017, the Company entered into an exclusive license agreement with Sphaera, a stockholder, for the rights to further develop the drug candidate, UNI 494, for commercialization. No payments were made upon execution of the agreement but payments of $50,000 will be due commencing with the initiation by the Company of a second clinical trial and $50,000 on completion of such trial. At the time the FDA accepts a NDA application submitted by the Company for the product, the Company will pay Sphaera $1.65 million. Upon commercialization and sale of the drug product, royalty payments will also be payable quarterly to Sphaera equal to 2% of net sales in the preceding quarter.

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Renazorb (“Oxylanthanum Carbonate”) and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 313,663 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Oxylanthanum Carbonate Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for Oxylanthanum Carbonate is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for Oxylanthanum Carbonate is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all of the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Oxylanthanum Carbonate Purchase Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Oxylanthanum Carbonate Purchase Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million resulting from a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the year ended December 31, 2022. In February 2023, the Company received an upfront payment of approximately $0.7 million resulting from a sublicense development agreement with Lotus International Pte Ltd. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the nine months ended September 30, 2023.

On July 19, 2021, the Company entered into an agreement with Syneos Health LLC (“Syneos”) pursuant to which Syneos will provide preclinical research and analysis services related to the development of UNI-494. The initial budget for the study, which includes clinical pharmacology, translational sciences, and bioanalytical services, was approximately $2.3 million, and the research was completed as of September 30, 2023.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study was approximately $3.7 million, and subsequent revisions reduced the overall budget to $3.2 million. Related payments totaling approximately $2.3 million have been paid to Quotient as of September 30, 2023, approximately $1.4 million of related expense has been recorded, and approximately $0.9 million has been recorded as prepaid expense in the accompanying balance sheet as of September 30, 2023.

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

On September 29, 2022, the Company entered into an Agreement with Inotiv, an Indiana based company that provides preclinical trial and related services, for the purpose of performing research in support of Oxylanthanum Carbonate. The budget for these services is approximately $1.3 million. On April 10, 2023, the Company entered into an Agreement with Inotiv that provides preclinical trial and related services, for the purpose of performing research in support of UNI-494. The budget for these services is approximately $1.3 million. Approximately $1.8 million has been paid to Inotiv under these agreements as of September 30, 2023, approximately $1.3 million of related expense has been recorded, and approximately $0.6 million has been recorded as prepaid expense in the accompanying balance sheet as of September 30, 2023.

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

On June 29, 2023, the Company entered into a services agreement with Shilpa related to NDA filing support for Oxylanthanum Carbonate. The agreement provides for payments of up to $2.0 million, and the Company has made $2.0 million in payments pursuant to the agreement as of September 30, 2023.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable considerations consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of September 30, 2023. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of September 30, 2023. The Company will reassess this conclusion at each reporting date.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable considerations consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of September 30, 2023. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of September 30, 2023. The Company will reassess this conclusion at each reporting date.

The Company has concluded that at contract inception the total transaction price is $675,000 amount of the upfront payment. ASC 606 generally requires an entity to allocate the transaction price to the performance obligations in proportion to their standalone selling prices (i.e., on a relative standalone selling price basis). The Company identified the bundle of the license grant and development services as the single performance obligation in the agreement. The $675,000 initial transaction price will therefore be entirely allocated to this obligation.

The Company has concluded that the license of the Oxylanthanum Carbonate IP is functional IP. However, since it is not distinct, revenue must be recognized based on the combination of the functional IP and the related development services. Lotus will not simultaneously receive and consume the benefits of the Oxylanthanum Carbonate IP or development services. Since the performance of the development services creates an asset that will also be used by the Company and can be licensed to other customers outside of the Territory, the Company is considered to control the asset as it is created, and it does create an asset with an alternative use. Therefore, the Company concluded that control is not deemed to be transferred over time and is instead transferred at a point in time. The intellectual property was transferred to Lotus in February 2023, and the development services were determined to be immaterial to the contract. The Company has recognized a total of $0 and $675,000 in the accompanying statements of operations as licensing revenue for the three and nine months ended September 30, 2023, respectively.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2022, and September 30, 2023, consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2022	2023

Directors’ and officers’ liability insurance premiums	$476	$399
Research and development services	1,554	3,143
Other	159	682
Total	$2,189	$4,224

Property, plant and equipment as of December 31, 2022, and September 30, 2023, consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2022	2023

Leasehold improvements	$15	$21
Furniture and fixtures	14	21
Subtotal	29	42
Less accumulated depreciation	(7)	(14)
Net	$22	$28

Accounts payable as of December 31, 2022, and September 30, 2023, consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2022	2023

Trade accounts payable	$846	$990
Credit card liability	46	94
Total	$892	$1,084

Accrued liabilities as of December 31, 2022, and September 30, 2023, consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2022	2023

Accrued labor costs	$1,487	$1,358
Accrued drug development costs	228	671
Other	522	501
Total	$2,237	$2,530

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

In accounting for the leases, the Company adopted ASC 842 Leases on January 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842. The Company classified the lease as an operating lease and, on March 15, 2023, determined that the present value of the lease was approximately $1.0 million using a discount rate of 10.0%. In accordance with ASC 842, the right-of-use asset will be amortized over the life of the underlying lease. The Company determined that the option to extend the lease for an additional three years was not considered reasonably certain on September 30, 2023. During the three and nine months ended September 30, 2023, the Company reflected amortization of right-of-use asset of approximately $77,000 and $196,000, respectively, resulting in a right of use asset balance as of September 30, 2023, of approximately $0.8 million.

During the nine months ended September 30, 2023, the Company made cash payments on the lease of $236,000 towards the lease liabilities. As of September 30, 2023, the total lease liability was approximately $0.9 million. ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the lease for the three and nine months ended September 30, 2023, was $100,000 and $253,000, respectively.

As of September 30, 2023, maturities of the Company’s lease liabilities are as follows (in thousands):

Operating Lease
Year ending December 31, 2023	$94
Year ending December 31, 2024	391
Year ending December 31, 2025	424
Year ending December 31, 2026	72
Total lease payments	981
Less imputed interest rate / present value discount	(115)
Present value of lease liability	866
Less current portion	(314)
Long term portion	$552

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

On July 1, 2017, as amended on April 6, 2020, the Company entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one-month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019, and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, after initially determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the year ended December 31, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, the Company amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022. The Company has not entered into any additional agreements with Globavir during the nine months ended September 30, 2023.

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

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The terms of these indemnification agreements are generally perpetual any time after the execution of the agreement. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations.

The Company believes that the likelihood of conditions arising that would trigger these indemnities is remote and, historically, the Company had not made any significant payment under such indemnification provisions. Accordingly, the Company has not recorded any liabilities relating to these agreements. However, the Company may record charges in the future because of these indemnification obligations.

Additionally, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at the Company’s request in such a capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service.

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company matches each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company matching contributions to the 401(k) Plan totaled approximately $51,000 and $80,000 for the nine months ended September 30, 2022, and 2023, respectively.

9. Stockholders’ Deficit

Authorized Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock at par value of $0.001 per share.

Issuance of Common Stock and Warrants from Initial Public Offering

During July 2021, due to its initial public offering, the Company issued 5,000,000 shares of common stock and 4,000,000 warrants to investors in exchange for cash at $5.00 per unit, consisting of $4.99 per share of common stock and $.0125 per four fifths of a warrant. The warrants have a 5-year term and an exercise price of $6.00 per warrant. The underwriters exercised their option to purchase an additional 600,000 warrants, and the Company received $7,500 in proceeds.

As a result of the initial public offering, the Company’s outstanding convertible notes and unpaid accrued interest were converted into 736,773 shares of common stock. Additionally, in accordance with the original terms of the warrant agreements convertible noteholders were granted a total of 184,193 common stock warrants with a 5-year term and with an exercise price of $6.00 per warrant.

The following table summarizes activity for the Company’s common stock warrants for the nine months ended September 30, 2023:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(In Years)	(In thousands)
Outstanding, December 31, 2022	4,784,193	6.00	4.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, September 30, 2023	4,784,193	6.00	2.79	-

See Note 11 for information on preferred stock warrants associated with our sale in March 2023 of Series A-1 Preferred Stock.

Issuance of Common Stock Upon Conversion of Series A-1 Preferred Stock

On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained (see Notes 10 and 11). On July 11, 2023, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”), the Company issued a total of 19,516,205 shares of common stock in partial settlement of the auto-conversion of the Series A-1 Preferred Stock.

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

Note 10. Issuance of Series A Preferred Stock

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

Pursuant to the Certificate of Designation, as of March 3, 2023, each share of Series A-1 Preferred Stock is, subject to approval of the Company’s stockholders, convertible into a unit (“Unit”) consisting of: (i) shares of common stock of the Company and, if applicable, shares of Series A-2 Preferred Stock, in lieu of common stock, (ii) a tranche A warrant to acquire approximately 46,675,940 shares (excluding deemed dividends) of Series A-3 Preferred Stock (the “Tranche A Warrant”), (iii) a tranche B warrant to acquire approximately 42,432,672 shares (excluding deemed dividends) of Series A-4 Preferred Stock (the “Tranche B Warrant”), and (iv) a tranche C warrant to acquire approximately 67,892,276 shares (excluding deemed dividends) of Series A-5 Preferred Stock (the “Tranche C Warrant”, together with the Tranche A Warrant and the Tranche B Warrant, the “Warrants”). The Tranche A warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following the Company’s announcement of receipt of FDA approval for Oxylanthanum Carbonate, the Tranche B warrants for an aggregate exercise price of approximately $25 million are exercisable until 21 days following the Company’s announcement of receipt of Transitional Drug Add-On Payment Adjustment (“TDAPA”) approval for Oxylanthanum Carbonate, and the Tranche C Warrant for an aggregate exercise price of approximately $50 million are exercisable until 21 days following four quarters of commercial sales of Oxylanthanum Carbonate following receipt of TDAPA approval.

The Company has designated 30,190 shares of Series A-1 Preferred Stock, 1,800,000 shares of Series A-2 Preferred Stock, 1,800,000 shares of Series A-3 Preferred Stock, 1,800,000 shares of Series A-4 Preferred Stock, and 3,600,000 shares of Series A-5 Preferred Stock, together the “Series A Preferred Stock”. The Series A Preferred Stock has a par value of $0.001 per share. The Certificate of Designation states that, to the extent that the conversion of the Series A-1 preferred stock as well as the exercise of the Tranche A, B, and C warrants into Series A-2, Series A-3, Series A-4, and Series A-5 preferred stock results in a beneficial ownership interest in excess of the maximum percentage of common stock upon conversion, the holders will receive the as converted equivalent for the remaining shares in preferred stock.

The Company determined that the holders could detach the warrants from the Series A-1 preferred stock, because the stock will automatically convert into shares of common stock, and the holders will be able to sell those shares while retaining the warrants. Accordingly, the warrants are considered freestanding from the Series A-1 preferred stock. The Company noted that at contract inception, the warrants are contingently issuable upon the occurrence of a specified event (shareholder approval).

In connection with the Series A-1 Preferred Stock issuance, the Company recognized liabilities for the associated Warrants, which had an aggregate fair value of $2.8 million at the time of issuance. Offering costs of $0.2 million were allocated to the Warrants and expensed during the nine months ended September 30, 2023. The fair value of the Warrants was accounted for as a reduction to the net proceeds of the Preferred Stock Offering, which resulted in an initial carrying value of $25.4 million for the Series A-1 Preferred Stock (net of $2.0 million of placement agent fees and offering costs allocated to the Series A-1 Preferred Stock). Refer to Note 11 for disclosures related to the Warrants.

On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the conversion of the Series A-1 Preferred Stock was obtained. On July 11, 2023, pursuant to the Certificate of Designation, the Company issued shares of Series A-2 preferred stock in partial settlement of the auto-conversion of the Series A-1 preferred shares. As of September 30, 2023, there were zero shares of Series A-1 preferred stock outstanding and there were 43,649 shares of Series A-2 Preferred Stock issued and outstanding.

The Series A-1 Preferred Stock have the following rights:

Dividends: Prior to the receiving stockholder approval, dividends will accrue, on all issued and outstanding shares of Series A-1 Preferred Stock, prior to and in preference to all other shares of capital stock of the Company, at an annual rate of eight percent (8%) compounded annually on the original per share price (plus any such accreted compounded amounts); provided that such annual dividend rate shall increase to fourteen percent (14%) if stockholder approval is not obtained at the first meeting of stockholders following the date of the Preferred Stock offering. If such dividends are not declared and paid in cash, the dividend amounts will be added to the aggregate liquidation preference then outstanding of the Series A-1 Preferred Stock. As of September 30, 2023, the Company recorded $0.9 million, or $28.71 per share, of deemed dividends on the Series A-1 Preferred Stock.

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

On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the conversion of the Series A-1 Preferred Stock was obtained. On July 11, 2023, pursuant to the Certificate of Designation, the Company issued, in addition to common stock and Series A-2 Preferred Stock, (i) a Tranche A Warrant to acquire 47,852,430 shares of Series A-3 Preferred Stock, (ii) a Tranche B Warrant to acquire 43,502,206 shares of Series A-4 Preferred Stock, and (iii) a Tranche C Warrant to acquire 69,603,531 shares of Series A-5 Preferred Stock.

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

The fair value of the contingently issuable Warrants associated with the Company’s March 2023 private placement transaction was determined as of March 3, 2023, and March 31, 2023, by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with the Warrants. The MCS methodology calculates the theoretical value of a warrant based on certain parameters, including: (i) the threshold of exercising the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, (vii) estimated probability assumptions surrounding shareholder approval as well as the achievement by the Company of technical milestones associated with regulatory and commercial progress, and (viii) an estimated discount for lack of marketability.

The MCS valuation model was used for the valuation performed as of the transaction inception on March 3, 2023, and on March 31, 2023, due to uncertainty in the timing of shareholder approval and the potential variability in the Warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the Warrants became fixed. Therefore, as of June 30, 2023 and September 30, 2023, the fair value of the Warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the derivative liability associated with the three tranches of Warrants at September 30, 2023.

Tranche A Warrant	At September 30, 2023
Fair value of underlying stock	$0.86
Exercise price	$0.54
Volatility	113.5% – 149.2%
Risk free rate	5.2% – 5.5%
Dividend yield	0%
Term (in years)	0.7 – 1.7
Discount for lack of marketability	12.5%
Probability for FDA approval	23.33%

Tranche B Warrant	At September 30, 2023
Fair value of underlying stock	$0.86
Exercise price	$0.59
Volatility	108.3% – 120.5%
Risk free rate	5.0% – 5.4%
Dividend yield	0%
Term (in years)	1.3 – 2.3
Discount for lack of marketability	12.5%
Probability for TDAPA approval	0.01% – 12.0%

Tranche C Warrant	At September 30, 2023
Fair value of underlying stock	$0.86
Exercise price	$0.74
Volatility	104.6% – 105.4%
Risk free rate	4.8% – 5.0%
Dividend yield	0%
Term (in years)	2.3 – 3.3
Discount for lack of marketability	12.5%
Probability for commercialization	0.1% – 12.5%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of September 30, 2023, the Company estimated the fair value of the Warrants to be $11.5 million.

The following table summarizes activity for the Company’s preferred stock warrants for the nine months ended September 30, 2023 (includes the conversion effect in the liquidation preference of accrued dividends):

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2022	-	-	-	-
Warrants issued	160,958,167	0.64	2.10	229,069
Warrants exercised	-	-	-	-
Outstanding, September 30, 2023	160,958,167	0.64	2.59	35,254

12. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 1,302,326 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, and accordingly, at September 30, 2023, approximately 12,775,996 shares are reserved for issuance. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2022, approximately 352,938 shares of common stock were available under the 2021 Plan. As of September 30, 2023, there are approximately 2,797,621 shares of common stock available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the nine months ended September 30, 2023:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2022	1,342,670	$2.75	8.47	$52
Options granted	8,989,487	0.75	9.86	4,758
Options forfeited	(4,000)	1.66	-	-
Options exercised	(6,541)	3.27	-	-
Outstanding, September 30, 2023	10,321,616	1.01	9.59	5,054

Options vested and exercisable as of September 30, 2023	826,152	$3.28	7.19	$129

As of September 30, 2023, the unrecognized compensation cost related to outstanding stock options was $5.6 million, which is expected to be recognized as expense over approximately 3.1 years.

During August 2023, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,500, resulting in a fair value per share of $0.75. Subject to the consultant’s continued service, the restricted stock units shall vest upon the two-year anniversary of the date of grant. As of September 30, 2023, the unrecognized compensation cost related to the grant was approximately $5,000, which is expected to be recognized as expense over approximately 18 months.

During the year ended December 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of September 30, 2023, 3,005 of the options remained unvested. Proceeds received related to the unvested options of approximately $10,000 at September 30, 2023 were included in accrued liabilities on the accompanying balance sheet and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. Proceeds received related to the vested portion of options of approximately $21,000 were reclassified to equity during the nine months ended September 30, 2023. The vested portion of the exercises was 380,709 shares at September 30, 2023.

During May 2022, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,200, resulting in a fair value per share of $0.72. Subject to the consultant’s continued service, the restricted stock units shall vest upon the two-year anniversary of the date of grant. As of September 30, 2023, the unrecognized compensation cost related to the grant was approximately $2,000, which is expected to be recognized as expense over approximately 8 months.

During July 2021, the Company granted a director 26,738 restricted stock units with a grant date fair value of $100,000, resulting in a fair value per share of $3.74. The restricted stock units vested in July 2022.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three and nine months ended September 30, 2022, and 2023, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023

Research and development	$103	$450	$303	$614
General and administrative	163	479	547	603
Total stock-based compensation	$266	$929	$850	$1,217

Fair Value of Stock Options

The assumptions are based on the following for each of the periods presented:

Expected Term - The expected term is calculated using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The midpoint between the vesting date and the maximum contractual expiration date is used as the expected term under this method.

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

Expected Dividend – Through September 30, 2023, the Company has never declared nor paid any cash dividends. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of Oxylanthanum Carbonate by the FDA if obtained, and the commencement of commercial sales.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the nine months ended September 30, 2022:

Nine Months Ended September 30, 2022
Expected volatility	101.00 – 105.00%
Risk-free interest rate	2.90 - 2.92%
Dividend yield	-%
Expected term	6.25 years

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
Expected volatility	104.00 – 108.00%
Risk-free interest rate	4.35 – 4.36%
Dividend yield	-%
Expected term	5.92 years

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

The following table sets forth the computation of basic and diluted net loss per share of common and preferred stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Numerator:
Net loss	$(5,557)	$(4,333)	$(12,730)	$(22,746)
Less: Deemed dividends on Series A-1 Preferred Stock	-	(72)	-	(867)
Net loss attributable to common shares, basic and diluted	(5,557)	(4,405)	(12,730)	(23,613)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	15,061,995	32,633,074	15,050,389	21,100,206
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.13)	$(0.85)	$(1.12)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Options to purchase common stock	1,165,397	10,321,616	1,165,397	10,321,616
Warrants to purchase common stock	4,784,193	4,784,193	4,784,193	4,784,193
Warrants to purchase convertible preferred stock	-	160,958,167	-	160,958,167
Total	5,949,590	176,063,976	5,949,590	176,063,976

14. Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three months ended September 30, 2023, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Overview

We are a biotechnology company dedicated to developing treatments for kidney disease that have the potential to offer medical benefits. Our development programs are focused on the development of two novel therapies: Oxylanthanum Carbonate, for treatment of hyperphosphatemia in patients with chronic kidney disease, and UNI 494, for treatment of acute kidney injury (AKI).

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $12.7 million and $22.7 million for the nine months ended September 30, 2022, and 2023, respectively. As of September 30, 2023, we had an accumulated deficit of $56.7 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Recent Developments

On March 3, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “Offering”), 30,190 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), which offering could result in up to $130 million in gross proceeds and initial upfront funding of $30 million.

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

Subject to the terms and limitations contained in the Certificate of Designation, the Series A-1 Preferred Stock issued in the Offering will not become convertible until our stockholders approve the issuance of the Units upon conversion of the Series A-1 Preferred Stock and the issuance of all Common Stock upon conversion of the Series A Preferred Stock (as defined below), among other items (the “Stockholder Approval”). On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained. On the tenth (10th) Trading Day (as defined in the Certificate of Designation) following the announcement of the Stockholder Approval, each share of Series A-1 Preferred Stock automatically converted into a Unit. Subject to the limitations set forth in the Certificate of Designation, at the option of the holder, shares of Series A-2 Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock shall be convertible into Common Stock.

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

Components of Results of Operations

Revenues

We recognize revenue from product sales or services rendered when control of the promised goods is transferred to a counterparty in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as we satisfy a performance obligation. We may earn licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Substantially all our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overheads, including information technology costs and utilities and expenses for the issuance of shares pursuant to the anti-dilution clause in the purchase of in process research and development technology (“IPR&D”). We expense both internal and external research and development expenses as they are incurred.

We do not allocate our costs by product candidate, as a significant amount of research and development expenses include internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead, and external costs, such as fees paid to third parties to conduct research and development activities on our behalf, are not tracked by product candidate.

We expect our research and development expenses to increase substantially for at least the next few years, as we seek to initiate additional clinical trials for our product candidates, complete our clinical programs, pursue regulatory approval of our product candidates, and prepare for the possible commercialization of such product candidates. Predicting the timing or cost to complete our clinical programs or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our product candidates will receive regulatory approval with any certainty.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022, and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022	2023	Change	% Change
	(unaudited)	(unaudited)
Licensing revenues:	$951	$-	$(951)	(100)%

Operating expenses:
Research and development	4,803	3,372	(1,431)	(30)%
General and administrative	1,702	2,566	864	51%
Total operating expenses	6,505	5,938	(567)	(9)%
Loss from operations	(5,554)	(5,938)	(384)	7%
Other income (expenses):
Interest income	-	227	227	100%
Interest expense	(3)	(18)	(15)	500%
Change in fair value of warrant liability	-	1,396	1,396	100%
Total other income (expenses)	(3)	1,605	1,608	53,600%
Net loss	$(5,557)	$(4,333)	$1,224	(22)%

Licensing Revenues

Licensing revenues of $1.0 million were recorded for the three months ended September 30, 2022, due to a licensing agreement entered into with Lee’s Pharmaceutical (HK) Limited in July 2022. We received an upfront payment of $1.0 million. There was no comparable revenue earned in the current period. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses decreased by approximately $1.4 million, or 30%, from approximately $4.8 million for the three months ended September 30, 2022, to approximately $3.4 million for the three months ended September 30, 2023. A decrease in drug development costs of approximately $1.9 million was due to completion of significant preclinical development work in the prior period. The decrease in development costs was partially offset by increases in labor costs of $156,000 and non-cash stock compensation costs of $348,000.

General and Administrative Expenses

General and administrative expenses increased by $864,000, or 51%, from approximately $1.7 million for the three months ended September 30, 2022, to approximately $2.6 million for the three months ended September 30, 2023, primarily due to an increase of $392,000 in consulting and professional services costs. Insurance expenses for directors and officers decreased $107,000. Stock compensation costs increased $316,000 from the prior period. Labor, travel, rent, and other costs increased $263,000.

Other Income (Expenses)

Other income (expenses) changed by $1.6 million, or 53,600%, from $3,000 in the three months ended September 30, 2022, to $1.6 million for the three months ended September 30, 2023, due primarily to the change in fair value of our warrant liability. In addition, we earned interest income of $227,000 on our cash balance during the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2022, and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2023	Change	% Change
	(unaudited)	(unaudited)
Licensing revenues:	$951	$675	$(276)	(29)%
Operating expenses:
Research and development	8,596	8,669	73	1%
General and administrative	5,082	6,467	1,385	27%
Total operating expenses	13,678	15,136	1,458	11%
Loss from operations	(12,727)	(14,461)	(1,734)	14%
Other income (expenses):
Interest income	-	475	475	100%
Interest expense	(3)	(63)	(60)	2,000%
Change in fair value of warrant liability	-	(8,697)	(8,697)	100%
Total other income (expenses)	(3)	(8,285)	(8,282)	276,067%
Net loss	$(12,730)	$(22,746)	$(10,016)	79%

Licensing Revenues

Licensing revenues decreased approximately $0.3 million, or 29%, from the nine months ended September 30, 2022, due to a smaller upfront payment of approximately $0.7 million associated with a licensing agreement entered into with Lotus International Pte Ltd. in February 2023. We entered into a licensing agreement with Lee’s Pharmaceutical (HK) Limited in July 2022 and received an upfront payment of $1.0 million.

Research and Development Expenses

Research and development expenses increased by approximately $73,000, or 1%, from approximately $8.6 million for the nine months ended September 30, 2022, to approximately $8.7 million for the nine months ended September 30, 2023. The increase in research and development expenses was primarily due to a $439,000 million increase in labor costs. Non-cash stock compensation increased $312,000. The increases were partially offset by a decrease in drug development costs of $678,000.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 27%, from approximately $5.1 million for the nine months ended September 30, 2022, to approximately $6.5 million for the nine months ended September 30, 2023 primarily due to an increase of $1.3 million in consulting and professional services costs. Labor costs increased $236,000, and travel, rent, and other costs increased $261,000. The increases were partially offset by a decrease in insurance expenses for directors and officers of $436,000.

Other Income (Expenses)

Other income (expenses) changed by $8.3 million, or 276,067%, from $3,000 in the nine months ended September 30, 2022, to $8.3 million for the nine months ended September 30, 2023 due primarily to the change in fair value of our warrant liability. We earned interest income of $475,000 on our cash balance during the nine months ended September 30, 2023 that was partially offset by a $60,000 increase in interest expense.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through December 31, 2020, we have funded our operations with the sale of common stock, convertible notes and from a loan from our Chief Executive Officer and principal stockholder. During 2021 we raised $1.1 million through the issuance of convertible notes to investors.

In connection with our initial public offering (“IPO”), on July 13, 2021, we began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 we received approximately $22.3 million in net proceeds after deducting the underwriting discounts, commissions and offering expenses. We have used the net proceeds from the IPO to complete pre-clinical and clinical studies, submit regulatory filings to the FDA, and for general and corporate purposes, including hiring additional management and conducting market research and other commercial planning.

Future revenue streams may consist of collaboration or licensing revenue as well as product sales. We have generated approximately $0.7 million in licensing revenue during the nine months ended September 30, 2023.

On March 3, 2023, we entered into a securities purchase agreement with certain healthcare-focused institutional investors that may provide up to $130.0 million in gross proceeds through a private placement and that includes initial upfront funding of $30.0 million. Proceeds from the offering will be used to support our NDA submission with the FDA for approval of Oxylanthanum Carbonate for the treatment of hyperphosphatemia in the U.S. and, if approved, for the commercial launch of Oxylanthanum Carbonate in the U.S.

Future Funding Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2023, we had a net loss of $22.7 million, and we expect to incur substantial additional losses in future periods. As of September 30, 2023, we had an accumulated deficit of $56.7 million.

We expect to continue incurring losses in the future and will be required to raise additional capital in the future to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible equity offerings, debt financing, corporate collaborations or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, we may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. The financial impact associated with the clinical trial we will be required to run based on recent FDA feedback is uncertain, and we expect to obtain clarifying feedback from the FDA regarding the scope of the trial in the Fall of 2023. Based on the Company’s currently anticipated level of expenditures, the Company believes that it will need funding by the second half of 2024 to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates.

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

Adequate funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or we may also be required to sell or license to others’ rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to supplement our funds, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially affect our business and financial condition.

Related Party Payable

We entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one-month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019, and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, after initially determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the year ended December 31, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, the Company amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022. The Company has not entered into any additional agreements with Globavir during the nine months ended September 30, 2023.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2023
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(9,567)	$(13,844)
Investing activities	(2)	(12)
Financing activities	-	27,746
Net increase (decrease) in cash and cash equivalents	$(9,569)	$13,890

Cash Flows from Operating Activities

Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2023. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. The increase in cash used compared to the same period in the prior year is due primarily to increased professional services and labor costs in 2023. We expect to continue to incur substantial costs related to our drug candidates.

Net cash used in operating activities was $9.6 million for the nine months ended September 30, 2022. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Cash Flows from Investing Activities

Net cash used in investing activities was $12,000 for the nine months ended September 30, 2023, and was due to the purchase of furniture and fixtures for our corporate office.

Net cash used in investing activities was $2,000 for the nine months ended September 30, 2022, and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash provided by financing activities was $27.7 million during the nine months ended September 30, 2023, due primarily to the private placement financing agreement we signed on March 3, 2023.

There were no cash flows provided by financing activities during the nine months ended September 30, 2022.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development, stock-based compensation, and warrant liabilities. The fair value of warrants contingently issued as part of our March 2023 private placement financing represents a material addition to our critical accounting policies and estimates. There have been no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023, from those used for the year ended December 31, 2022. The below policies represent our critical accounting policies.

Revenue Recognition

We apply ASC 606, Revenue from Contracts with Customers, for our revenue recognition guidance. This includes the development of new policies based on the five-step model provided in the revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures. We recognize revenue from product sales or services rendered when control of the promised goods is transferred to a counterparty in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as we satisfy a performance obligation.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of September 30, 2023. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

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

Management is taking steps to remediate the material weakness in our internal control over financial reporting. To address these issues, management has:

●	Increased the number of accounting personnel;

●	Engaged third party experts to assist management in analyses and conclusions involving complex or infrequently applied accounting treatment; and

●	Engaged third party experts to assist management in completing a comprehensive risk assessment to identify, design and implement control activities.

In addition, management is taking steps to review and enhance business policies, procedures and related internal controls to standardize business processes.

We expect to complete the remediation by the end of the second quarter of 2024. We expect to incur additional costs to remediate this weakness.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at September 30, 2023 with respect to such matters.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2023.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	November 14, 2023
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	November 14, 2023
John Townsend	(Principal Financial and Accounting Officer)