Form 10-K
period 2023-12-31
Unicycive Therapeutics, Inc.
filed 2024-03-28
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023 was $19,502,100 based upon the closing price of the registrant’s common stock of $1.28 on The Nasdaq Capital Market as of that date.

The number of shares of common stock outstanding as of March 28, 2024 was 34,756,436.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

-i-

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues, and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operation;

●	the success, cost, and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the ultimate impact of the COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

-ii-

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition, and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes, or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

This Annual Report on Form 10-K may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles, and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

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

Risks Relating to Our Financial Position and Capital Needs

●	We have generated no product revenue to date and our future profitability is uncertain.

●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our product candidates on unfavorable terms to us.

●

You may experience dilution, subordination of stockholder rights, preferences, and privileges, and decrease in market price of our common stock as a result of our private placements in March 2023 and March 2024.

Risks Related to our Business

●	The marketing approval process of the FDA is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our current product candidates and future product candidates we intend to develop, our business will be substantially harmed.

●	We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.

●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be impaired.

●	Even if our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

-iv-

●	Even if we are able to commercialize our product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

●	Our reliance on third parties heightens the risks faced by our business.

●	We have no experience manufacturing product candidates on a clinical or commercial scale and will be dependent on third parties for the manufacture of our product candidates. If we experience problems with any of these third parties, they could delay clinical development or marketing approval of our product candidates or our ability to sell any approved products.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	Security threats to our information technology infrastructure and/or our physical buildings could expose us to liability and damage our reputation and business.

Risks Relating to our Intellectual Property

●	We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed alleged trade secrets.

●	Our intellectual property may not be sufficient to protect our product candidates from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.

General Risk Factors

●	Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

●	Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares, except we have agreed to pay cash dividends in the event (“Oxylanthanum Carbonate”) is approved by the FDA and commercial sales is commenced.

-v-

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” “Unicycive,” or “Unicycive Therapeutics” refer to Unicycive Therapeutics, Inc.

ITEM 1. BUSINESS

Overview

We are a biotechnology company dedicated to developing treatments for certain medical conditions. Currently, two of our programs are focused on kidney disease, an area we believe we have the potential to offer medical benefit. As we grow the company and build our team, we intend to focus on identifying medical conditions within and outside of kidney disease. Our current development programs are focused on two novel therapies: Oxylanthanum Carbonate, for treatment of hyperphosphatemia in patients with chronic kidney disease on dialysis, and UNI 494, for treatment of acute kidney injury (AKI). Oxylanthanum Carbonate and UNI 494 were initially developed by and licensed to us from Spectrum Pharmaceuticals (“Spectrum”) and Sphaera Pharma, respectively. Spectrum conducted a Phase 1 clinical trial with Oxylanthanum Carbonate in 2012, prior to the grant of our license in 2018. Sphaera conceived and performed initial characterization of various potential pro-drug linkers, including the initial patent application, and performed some initial physiochemical characterization and preliminary animal pharmacokinetic studies. As discussed herein, after completing IND enabling preclinical studies, we have conducted a Phase I clinical study in healthy volunteers with UNI 494 in 2023.

Chronic kidney disease (CKD) is the gradual loss of kidney (renal) function that can get worse over time leading to lasting damage and possibly Stage 5 or end-stage renal disease (ESRD). Our initial focus is on developing drugs and getting them approved in the U.S., and then to partner with global biopharmaceutical companies in the rest of the world. According to the United States Renal Data System (USRDS) 2022 Annual Data Report, 30 million (14%) of adults in the United States are estimated to have CKD and, of these, approximately 13 million patients have advanced CKD (stage 3-5). Approximately 550,000 patients (ESRD) are on dialysis and of those, approximately 450,000 patients (~80%) take phosphate binders to control hyperphosphatemia hyperphosphatemia (too much phosphorus in their blood). The number of patients with ESRD in the U.S. is increasing steadily and is projected to reach between 971,000 and 1,259,000 patients in 2030.

AKI is a sudden episode of kidney failure or kidney damage (within the first 90 days of injury). After 90 days, the patient is considered to have progressed into CKD. AKI affects more than 2 million U.S. patients and costs the healthcare system in excess of $9 billion per year. More than 300,000 patients per year in the U.S. die due to AKI that has many causes.

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

Pipeline

Our proprietary pipeline is comprised of our two product candidates – Oxylanthanum Carbonate and UNI 494 – which are described below.

Figure 1 Unicycive Product Pipeline

Oxylanthanum Carbonate

Oxylanthanum Carbonate Purchase Agreement

On September 20, 2018, we entered into an Assignment and Asset Purchase Agreement (the “Spectrum Agreement”) with Spectrum Pharmaceuticals, Inc. (“Spectrum”), pursuant to which we purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Oxylanthanum Carbonate RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”). Pursuant to the Spectrum Agreement, in consideration for the Compounds, we issued 313,663 shares of common stock to Spectrum.

Additionally, the Spectrum Agreement provides that until the earlier of (i) 36 months from the first date on which our stock trades on a public market, or (ii) the date upon which we attain a public market capitalization of $50,000,000 or greater, we are required to issue additional shares of our common stock as may be needed to ensure Spectrum maintains a 4% ownership of our issued and outstanding common stock on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Spectrum Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of our common stock (but prior to the issuance of any additional shares of common stock to Spectrum). We are also required to pay Spectrum 40% of all of our sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Spectrum Agreement) and 20% of all other sublicense income. Our payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Spectrum Agreement.

Disease overview: Hyperphosphatemia

Chronic kidney disease (CKD) is the gradual loss of kidney function that can get worse over time leading to lasting damage. The stages of chronic kidney disease are shown below in Table 1.

Table 1 Chronic Kidney Disease Stages

Table 1: adapted from The Renal Association (https://renal.org/information-resources/the-uk-eckd-guide/ckd-stages/)

eGFR = estimated glomerular filtration rate (a measure of kidney function)

Complications of CKD include electrolyte imbalances, fluid build-up, anemia, bone disease, and heart disease. Hyperphosphatemia is an electrolyte disorder in which elevated phosphorus levels in the blood lead to cardiovascular complications and vascular calcification (hardening). According to Kidney Disease Improving Global Outcomes (KDIGO) guidelines, hyperphosphatemia is defined as an abnormally high serum phosphorus concentration >4.5 mg/dL. In healthy people, normal serum phosphorus levels are maintained s by absorbing from food and excreting (removing from the body) it in the urine and feces. In people with CKD, not enough phosphate is excreted, leading to elevated levels of phosphorus in the blood. In CKD, hyperphosphatemia is caused by a chronic dysregulation of serum phosphorus levels as a result of progressive kidney damage. According to a 2009 paper authored by Covic, hyperphosphatemia is associated with increased risk of cardiovascular disease, metabolic bone disease, and deaths from all-causes (all-cause mortality) mortality. According to a study completed by Palmer in 2011, it is estimated that all-cause mortality is increased by 18% for every 1 mg/dL increase in serum phosphorus concentration. Hyperphosphatemia is also a major cause of morbidity in CKD patients, which increases the economic and clinical burden on patients and the health system and results in Medicare expenditures of $70 billion in the U.S.

According to the 2023 United States Renal Data System (USRDS) Annual Report, it is estimated that 14% of U.S. adults (approximately 31 million people) have CKD. Most patients with Stage 5 CKD (ESRD) either undergo kidney transplants or go on dialysis. The 2023 USRDS annual report indicates that there were 541,326 prevalent dialysis patients in 2021 (the latest reported year). The prevalent U.S. dialysis population has grown at an average yearly rate of 3.5% over the past decade. Furthermore, in a paper published by McCullough in 2019, the number of patients in the U.S. with ESRD is increasing steadily and is projected to reach between 971,000 and 1,259,000 in 2030. In 2020-21, the number of prevalent dialysis patients declined due to an increased death rate of dialysis patients as a consequence of COVID-19.

Current treatment of hyperphosphatemia

The treatment goal for patients with hyperphosphatemia is focused on controlling the level of phosphate in the body. KDIGO guidelines recommend three main strategies for managing hyperphosphatemia: dietary intake restrictions, use of phosphate binders, and dialysis, as shown in Figure 2 below.

Figure 2 KDIGO Guidelines Recommend Three Main Strategies

While KDIGO guidelines do not recommend one phosphate binder over another, they do recommend restricting the dose of calcium-based binders and avoiding long-term us of aluminum-containing binders.. This means that physicians prescribe their medication of choice, usually based on clinical and patient factors. Utilization of calcium-based binders is discouraged by the most recent KDOQI/KDIGO guidelines due to mounting clinical evidence that excess calcium load from calcium-based phosphate binder is associated with hypercalcemia and cardiovascular calcification which has been associated with an increased risk of morbidity (disease) and mortality (death).

According to data from the Dialysis Outcomes and Practice Patterns Study (DOPPS) in 2021, 82% of U.S. dialysis patients were prescribed phosphate binders, which equates to approximately 450,000 patients.

Unmet Medical Need in the Management of Hyperphosphatemia

The brief descriptions of the mechanism of action and what we believe to be the advantages and disadvantages of various phosphate binders are shown below in Table 2.

Table 2: Adapted from Covic and Rastogi, 2013.

Despite the commercial availability of the six phosphate binders in the table above, 75% of U.S. dialysis patients fail to achieve the serum phosphorus target levels established by the KDIGO guidelines. Moreover, serum phosphorus outcomes are trending downward—underscoring the need for new and effective treatment options.

Figure 3 Serum Phosphorus Target Achievement from 2012 to 2021

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

Development of Oxylanthanum Carbonate

Oxylanthanum Carbonate (lanthanum dioxycarbonate) is an investigational phosphate binding agent utilizing proprietary nanoparticle technology for the treatment of hyperphosphatemia in CKD patients on dialysis.

Oxylanthanum Carbonate Mechanism of Action

Oxylanthanum Carbonate binds to phosphates and forms an insoluble lanthanum phosphate complex which is then excreted via the feces. This results in reduced absorption of phosphate leading to a reduction of serum phosphorus levels.

In rat studies, Oxylanthanum Carbonate exhibited comparable reduction in the urine phosphorus excretion following administration of a lower dose of drug product (0.40g) vs a higher dose (0.57g) of Fosrenol® (lanthanum carbonate tetrahydrate) which is a currently approved lanthanum-based phosphate binder. While differing in the mass of drug product, each dose contained comparable amounts of the active moiety (elemental lanthanum). In the same study, at equivalent doses, Oxylanthanum Carbonate was superior to Sevelamer (the most commonly used phosphate binder) in reducing urine phosphorus excretion (see Fig 3).

Figure 4 Urine Phosphate Levels in Rats Following Comparable Dosing of Oxylanthanum Carbonate, Fosrenol, or Sevelamer

In animal toxicology studies with oxylanthanum carbonate no unexpected toxicity was found and systemic absorption of lanthanum was extremely low, which is consistent with similar studies conducted with Fosrenol.

The chemical design of Oxylanthanum Carbonate was designed to allow for a smaller tablet size and require fewer pills compared with currently available phosphate binder alternatives, specifically with a dosing regimen of only one tablet per meal. The Oxylanthanum Carbonate tablet is designed to disintegrate rapidly in the stomach after swallowing and does not need to be chewed.

Clinical Trial Experience

First-in-Human Phase 1 Study

In September 2012 a Phase 1 single-center clinical trial evaluating Oxylanthanum Carbonate in 32 healthy volunteers was completed in the United States. Four sequential dose cohorts of 8 subjects each (6 actives and 2 placebos) received Oxylanthanum Carbonate at 1500, 3000, 4500, or 6000 mg/day, taken orally in 3 divided doses within 15 minutes after meals, for five consecutive days. The primary endpoint of the study was the evaluation of safety, and the secondary endpoint was the phosphate binding capacity of Oxylanthanum Carbonate as judged by the level of phosphorus in feces and urine.  We believe the study indicated that Oxylanthanum Carbonate was minimally absorbed to the systemic circulation and was well-tolerated at doses up to 6000 mg/day. Oxylanthanum Carbonate significantly reduced urine phosphate excretion and significantly increased fecal phosphate excretion at doses at and above 3000 mg/day.  The mean overall change in phosphorus from baseline in both urine and feces, across all treatment groups, showed a dose-response trend that was statistically significant (p<0.0001 and p=0.0004, respectively). The mean reduction in urine phosphorus excretion was not significant at 1500 mg/day (p=0.3676) but was significant at 3000 (p=0.0004), 4500 (p<0.0001), and 6000 (p=0.0001) mg/day, as shown in the figure below.

The mean reduction in urine phosphorus excretion was significant (p<0.001) at all four doses of Oxylanthanum Carbonate (Figure 4).

Figure 5 Daily Urine Phosphate Reduction in Healthy Volunteers

Oxylanthanum Carbonate Bioequivalence Study in Healthy Volunteers

We conducted a randomized, open label, two-way crossover bioequivalence BE study to establish the bioequivalence of the phosphate binding capacity of Oxylanthanum Carbonate and Fosrenol. The primary objective of the study was to demonstrate PD equivalence of orally administered Oxylanthanum Carbonate 1000 mg three-times daily (TID) to orally administered Fosrenol 1000 mg TID in healthy subjects, and the secondary objective was to compare the safety and tolerability of UNI-014 versus Fosrenol in healthy subjects. The study design, including the dose, primary endpoint and the sample size was reviewed by the Agency prior to the initiation of the study. The primary outcome measure was least squares (LS) mean change in urinary phosphorous excretion (in mg/day) from baseline to the evaluation period. The evaluation period was defined as the approximately 72-hour urine collection period starting on Day 1 and ending on Day 4. Baseline was defined as the approximately 48-hour urine collection period starting on Day -2 and ending on Day 1. PD equivalence was to be claimed if the 90% confidence interval (CI) of the primary PD variable for Oxylanthanum Carbonate was completely contained within the reference interval, which was defined as ±20% of the LS mean of the primary PD variable for lanthanum carbonate. The LS mean change from Baseline for Oxylanthanum Carbonate (-320.4 mg/day) was similar to the LS mean change from Baseline for Fosrenol (-324.0 mg/day). The 90% CI for the LS mean was (-45.88, 53.16), which is well within the acceptance range of (-64.80, 64,80) (Table 3). It was concluded that UNI-014 was bioequivalent to Fosrenol. Primary outcome data is presented in the table below.

Table 3: Summary of Mean Change in Urinary Phosphorus Excretion (mg/day)

		Phosphorus Excretion (mg/day)
Visit	Statistics	Oxylanthanum Carbonate (N=75)	Fosrenol (N=75)
Baseline	LS Mean	861.6	876.1
Evaluation Period	LS Mean	546.7	546.8
Change from Baseline	LS Mean Change	-320.4	-324.0
	90% Confidence Interval for the LS mean (Test-Reference)	(-45.88, 53.16)
	Acceptance Range	(-64.80, 64.799)

Regulatory Guidance

Unicycive is seeking approval for Oxylanthanum Carbonate from the U.S. Food and Drug Administration (FDA) through the 505(b)(2) regulatory pathway. The 505(b)(2) pathway allows for full approval of a drug using data from an approved drug with the same active moiety. The approved drug is called the Reference Listed Drug (RLD). The RLD for the Oxylanthanum Carbonate submission is Fosrenol (lanthanum carbonate). The FDA recommended conducting a BE study in healthy volunteers and a 6-month toxicity study in mice with both Oxylanthanum Carbonate and Fosrenol to be able to rely on the efficacy and safety of Fosrenol. We completed both studies and submitted the data for the FDA’s review during the pre-NDA (New Drug Application) meeting request. A summary of the human BE study is provided above. After reviewing the data, the Agency recommend that we conduct a tolerability study of Oxylanthanum Carbonate in chronic kidney disease patients on dialysis before filing the NDA. We gained alignment with the FDA on the study design, sample size, and endpoints of the proposed pivotal clinical study during a Type-C meeting in September 2023. This study was initiated in December 2023 and the topline data is expected at the end of Q2, 2024. We plan to submit the NDA soon after the completion of the clinical study.

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

With regards to manufacturing, testing and potential commercial supply of Oxylanthanum Carbonate, we have entered into an agreement with Shilpa Medicare Ltd based in India. According to the terms of the agreement, following Oxylanthanum Carbonate approval by the FDA, Unicycive will pay the vendor $2 million in the first calendar year when the net revenue reaches $10 million from sales of Oxylanthanum Carbonate and commercial supply of the product by the vendor (First Payment). Thereafter, we will pay $2 million per year for four consecutive years, after the first year’s payment, for the total payments of $10 million, provided all commercial supplies are continued to be manufactured and supplied by the vendor. Unicycive is not obligated to make any payments to the vendor until FDA approval of the product is obtained and commercial revenue is generated.

Commercial Strategy for Oxylanthanum Carbonate

The worldwide market for hyperphosphatemia agents is estimated at ~$2.5 billion and is growing at a 5.3% CAGR (Fortune Business Insights, Hyperphosphatemia Treatment Market, 2021-2028). According to a study conducted by Syneos Health for the Company, the U.S. market makes up over $1 billion of that total. We own commercial rights to Oxylanthanum Carbonate globally. For the U.S. market, we are preparing to launch Oxylanthanum Carbonate on our own by building out a specialty commercial operation to address the highly concentrated nephrology prescription market. Executive management of the company has considerable product launch experience in the nephrology space with specific working knowledge of the hyperphosphatemia market. While there are ~10,000 prescribers of phosphate binders, ~2,500 prescribers are responsible for over half of the ~2.5 million prescriptions written annually. We believe that we can efficiently create demand for Oxylanthanum Carbonate within the most productive segments of the market with a relatively small salesforce, while addressing the broader segments of prescribers through non-personal and digital promotion tactics.

An alternative commercial strategy would be to out-license and/or co-promote Oxylanthanum Carbonate with and established biopharmaceutical company that has an existing commercial infrastructure in the renal disease space and/or enter into distribution agreement(s) with dialysis organizations for the commercialization of Oxylanthanum Carbonate.

Collaboration Partners

In July of 2022, we entered into an agreement granting exclusive rights to develop, market and commercialize Oxylanthanum Carbonate (lanthanum dioxycarbonate) to Lee’s Pharmaceutical (HK) in Mainland China, Hong Kong, and certain other Asian markets. Under the terms of the agreement, Lee’s Pharm will be responsible for development, registration filing and approval for Oxylanthanum Carbonate in the licensed territories. In addition, Lee’s Pharm will have sole responsibility for the importation of the drug product from Unicycive and for the costs of commercialization of Oxylanthanum Carbonate in the licensed territories. We received an upfront payment of $1.0 million upon signature and may receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties upon achievement of prespecified regulatory and commercial achievements.

In February of 2023, we entered into an exclusive license agreement with Lotus Pharmaceutical for the development and commercialization of Oxylanthanum Carbonate in the Republic of Korea. Under the terms of the agreement, Lotus will be responsible for development, registration filing and approval of Oxylanthanum Carbonate in the Republic of Korea. In addition, Lotus will have sole responsibility for the importation of the drug product from Unicycive and for the costs of commercialization of Oxylanthanum Carbonate in the Republic of Korea. We received an upfront payment of $750,000 and may receive up to $3.7 million in milestone payments and tiered royalties upon achievement of prespecified regulatory and commercial achievements.

We will continue to seek licensing partners for Oxylanthanum Carbonate in other territories outside the U.S. (i.e., Europe, Japan, Canada, South America, and the Middle East.)

U.S. opportunity for Oxylanthanum Carbonate

Oxylanthanum Carbonate is a phosphate binder for the treatment of hyperphosphatemia in patients with CKD on dialysis and is intended to be administered as a tablet that will be swallowed whole at mealtimes. CKD patients typically have co-morbidities, which often require them to be on strict pill schedules. Current phosphate binder products such as Renvela®, Calcium Acetate, Auryxia®, Velphoro®, and Fosrenol® involve patients needing to take large numbers and/or large sized, chewable pills each day, which often results in poor adherence to the prescribed drug therapy (Figure 4 below). By virtue of its novel nanoparticle technology, Oxylanthanum Carbonate leverages the high phosphate binding potency of lanthanum in a palatable dose form that has the potential to substantially reduce the pill burden volume for patients. In this regard, we believe that the combined effect of smaller pill size, lower number of pills, and improved palatability with Oxylanthanum Carbonate compared with currently available phosphate binders is likely to lead to improved patient compliance/adherence and more effective disease management.

Figure 6 Phosphate Binders

Tenapanor (Ardelyx): A New Hyperphosphatemia Market Player

Tenapanor is a new oral treatment for hyperphosphatemia that utilizes a novel mechanism of action that inhibits paracellular transport of phosphorus into the bloodstream. Ardelyx filed an NDA for tenapanor with the FDA in June of 2020 which received a Complete Response Letter (“CRL”) from the FDA’s Division of Cardiology and Nephrology in July of 2021, According to the CRL, the Division characterized the treatment effect of tenapanor as “small and of unclear clinical significance.” Ardelyx appealed FDA’s decision and resubmitted their application and was granted approval in October of 2023. The labelled indication for Xphozah (tenapanor) is “…as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy.” The limited indication as add-on therapy is presumably due to the drug’s relatively modest treatment effect when used as monotherapy in clinical trials (intent-to-treat (ITT) analysis of treatment effect of 0.70 mg/dL on serum phosphorus levels). Additionally, the product label lists diarrhea as the most common adverse event occurring in 43-53% of patients.

We believe that due to its novel mechanism of action, Xphozah represents an important new addition to the nephrologist’s hyperphosphatemia treatment armamentarium. We believe that the relative competitive profile of Oxylanthanum Carbonate (OLC) has several advantages over Xphozah: 1) Based on our demonstration of pharmacodynamic equivalence of OLC to the reference-listed drug, Fosrenol, our label for OLC is expected to describe its treatment effect as a change of 1.91 mg/dL in serum phosphorus levels in an ITT analysis of patients treated with OLC as monotherapy. This represents more than a 2.7 times greater treatment effect compared to Xphozah. 2) The labelled indication for OLC is expected to be identical to that of Fosrenol which will support its use as monotherapy and will be not limited to add-on therapy, 3) The demonstrated adverse event profile of lanthanum-based phosphate binders (subject to validation of OLC’s GI tolerability profile currently being evaluated in a clinical trial) will compare favorably to high rate of reported GI adverse events of Xphozah.

One of the key features of Xphozah’s value proposition as an add-on therapy is its low pill burden. Given its substantially lower pill burden than other phosphate binder options, we believe that OLC may be the most logical phosphate binder to combine with tenapanor making these two new medicines more complimentary than competitive as the combination would leverage two distinct mechanisms of action to control phosphorus with a much lower total pill burden than the current standard of care.

Changing Access and Reimbursement Environment

By current federal regulation, phosphate lowering drugs (PLTs), which are currently provided to patients by Medicare Part D insurers, are scheduled to be included into the dialysis bundle in 2025 and will be paid for separately by CMS through a Transitional Drug Add-On Payment Adjustment (TDAPA) program for a minimum of 2 years. In the 2023 ESRD PPS Final Rule, CMS stated, “We have seen that incorporating Medicare Part D drugs into the ESRD PPS has had a significant positive effect of expanding access to such drugs for beneficiaries who do not have Medicare Part D coverage.” (federalregister.gov/d/2022-13449). We believe that the timing of this change coincides favorably with our anticipated launch timing of Oxylanthanum Carbonate (OLC) and could provide for a more rapid launch uptake and competitive pricing advantages. A key factor affecting initial launch uptake of OLC is the expanded access to our product to Medicare beneficiaries which make up over two-thirds of patients on dialysis. Currently under Part D, patients often face high co-pays for branded drugs which tends to restrict access to these drugs. Under the current TDAPA rules, CMS reimburses dialysis organizations for 100% of the average selling cost (ASP) of all phosphate lowering drugs—eliminating the access restrictions patients face from Part D plans.

We also see a pricing benefit to OLC under TDAPA. In the current reimbursement environment, manufacturers often pay significant rebates to Part D plans for formulary access. Current branded PLTs have diluted their ASP as a result of these rebate agreements and under the Inflation Reduction Act (IRA) are limited in their ability to raise prices above the rate of inflation. Due to the expected launch timing of OLC, we expect to enjoy a pricing advantage over other branded competitors in the market.

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

Acute kidney injury (AKI) is estimated to occur in approximately 20–200 per million population in the community, 7–18% of patients in hospital, and approximately 50% of patients admitted to the intensive care unit (ICU). Importantly, AKI is associated with morbidity and mortality; AKI affects 13 million people worldwide, and an estimated 2 million people die of AKI every year, whereas AKI survivors are at increased risk of developing chronic kidney disease (CKD) and end-stage renal disease (ESRD) — conditions that carry a high economic, societal, and personal burden (Chawla et al., Nature Reviews-Nephrology, 2017).

Delayed Graft Function (DGF)

Our initial target indication for UNI-494 is delayed graft function (DGF). DGF is a form of acute kidney injury (AKI) caused by the ischemia reperfusion injury (IRI) phenomenon in kidney transplantation surgery. DGF is a serious complication of kidney transplantation with no approved therapies. Patients who experience DGF have an increased risk of mortality that’s 59% higher than those without DGF. Patients with DGF are also more than 2 times more likely to be readmitted to the hospital within 30-days post-transplantation and are at 41% increased risk of long-term graft loss. Given the average cost of a kidney transplant of nearly $500,000, the economic implications of graft failure due to DGF are staggering.

The potential commercial opportunity for UNI-494 in DGF is substantial. In the US, 46,630 kidney transplants were performed in 2023. This number would undoubtedly be higher were more donor organs available. Currently, there are over 80,000 Americans on the waitlist for a donor kidney. 15% of transplanted kidneys come from living donors meaning that the remaining 85% of donor organs come from deceased donors. While the incidence of DGF is relatively small (1.6 -3.6%) for living donor organs, the risk is considerably higher for deceased donor organs. The rate of DGF is 20 - 30.4% for DBD (donor brain death) organs and 45 – 55.1% for DCD (donor circulatory death) organs. Due to the shortage of donor kidneys and the size of the kidney transplant waitlist, the incidence of DGF is expected to increase as lower quality organs are transplanted.

Current treatment of delayed graft function and acute kidney injury

Currently there are no FDA approved medicines to treat DGF and/or AKI. Treatment options for AKI include continuous renal replacement therapy, renal transplant, and dialysis. In most cases the damage to the kidney is irreversible, and the patient needs to have a renal transplant or be on dialysis for life. Therefore, there is a high unmet medical need. If approved, UNI-494 has the potential to be a first-in-class drug for the treatment of AKI.

Role of Mitochondria in kidney diseases

Mitochondria are where most of the energy in a cell is produced. The kidney has one of the highest mitochondrial densities in the body. Both acute and chronic kidney disease is associated with mitochondrial loss and impaired repair mechanisms, which subsequently result in increased oxidative damage, cellular injury and cell death. AKI and CKD not only form a continuum but are a bidirectional process, wherein maladaptive repair of AKI leads to CKD and patients with underlying CKD conditions are predisposed to the development of AKI. Mitochondrial dysfunction plays a crucial role in both AKI and CKD, as shown in the diagram below. Since mitochondrial dysfunction is an important factor in the pathogenesis of AKI and CKD, mitochondria have emerged as a therapeutic target for treatment of these diseases.

Figure 7 Mitochondrial Damage from Acute Kidney Injury and Chronic Kidney Disease

Adapted from Bhatia et al, Kidney Research and Practice 2020 39(3):244-258.

UNI-494: a Novel Pro-drug of Nicorandil

Nicorandil, marketed in such products as Ikorel and Dancor, is indicated for the treatment of chronic stable angina pectoris. It is currently not approved in the United States but has been approved for use in Australia, the United Kingdom and most of Europe, and in India, Japan, South Korea, and Taiwan. Nicorandil is a dual-action mitochondrial potassium (mitochondrial KATP) channel activator and nitrate-like vasodilator. Activation of mitochondrial KATP channel leads to restoration of mitochondrial function and cytoprotection. Nicorandil has extensive safety and efficacy data from multiple clinical trials, including a 5,000-patient randomized controlled trial (IONA Study, Lancet 2002) and there is a consensus in the literature that the activation of mitochondrial KATP channel is the biological basis for the observed cardio-protection and reno-protection in multiple clinical trials. Although nicorandil is known to be safe, gastrointestinal ulceration is a rare but severe side effect and it is dose-dependent.

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

Figure 8 Mechanism of Action of UNI-494

Figure 6

Ischemia/reperfusion injury (IRI) is one of the main reasons for causing acute kidney injury (AKI) that results in DGF during kidney transplantation. Ischemic preconditioning, that works by activating KATP channels in mitochondria, is a natural endogenous mechanism which protects cells from IRI in the heart, kidney, liver, and other organs. UNI-494 is a pharmacological approach that emulates and enhances this natural phenomenon of ischemic preconditioning.

Efficacy of UNI-494 in Animal Models: We recently conducted pre-clinical pharmacology studies to evaluate the efficacy of UNI-494 in animal models. The ischemia reperfusion injury (IRI) model of DGF in rats was used to study the efficacy of UNI-494 in preventive mode on kidney injury with a special focus on kidney functional markers (serum creatinine [sCr], blood urea nitrogen [BUN], and urinary albumin/creatinine ratio [ACR]), tubular injury markers (urinary neutrophil gelatinase-associated lipocalin [NGAL] and proximal tubular damage (proximal tubular injury scores via histology. UNI-494 was administered 30 minutes prior to the induction of ischemia, IR induced significant increases of sCr, BUN, ACR, NGAL, β2-MG, and proximal tubular injury damage scores in the vehicle treated DGF group when compared to No DGF sham group (p<0.0001 – as per one-way ANOVA multiple comparison test). Following treatment with UNI-494, there was a statistically significant reduction of biomarkers and improvement in tubular injury as shown in the figure below.

Figure 9 Effect of UNI-494 on Ischemia-Reperfusion Injury in Rats

UNI-494 Clinical Development Status

We have completed non-clinical safety assessment studies required for regulatory filing and submitted a Clinical Trial Application (CTA) to the Medicines and Healthcare Products Regulatory Agency (MHRA) to initiate a Phase 1 study in healthy volunteers in the United Kingdom. The MHRA has completed review of our CTA and issued a notice of acceptance for UNI-494 first-in-human Phase 1 study in healthy volunteers. We initiated the Phase I study in healthy volunteers to evaluate the safety and tolerability of UNI-494. We expect to complete the study during the 2H of 2024.

Clinical trials for UNI-494 in Acute Kidney Injury

Phase I study in Healthy volunteers: This is a single-center, double-blind, placebo-controlled, randomized single ascending dose (SAD) (Part 1) and multiple ascending dose (MAD) (Part 2) study in healthy male and female subjects of non-childbearing potential. Part 1 will enroll up to approximately 40 subjects in 5 cohorts of 8 subjects each (randomized to a ratio of 6 active and 2 placebo per cohort). There will be an interim decision meeting after each cohort/period, to review the safety, tolerability, and PK data in order to decide the dose level for the subsequent cohort. Part 2 will enroll approximately 20 subjects in 2 cohorts of 10 subjects each, randomized to a ratio of 8 active treatment to 2 placebo who will be dosed for 5 days. The dose level for the Part 2 Cohort 1 will be selected based on the safety, tolerability and PK data from Part 1.

The study is actively enrolling subjects in the UK. We have completed Part 1 of the study. Part 2 of the study is in progress and we expect to complete this study in 2H of 2024.

Proof of Concept Phase 2 Study in DGF

We are in discussions with our Key Opinion Leaders (KOLs) regarding target patient population, study design including dose, duration of treatment, and sample size for the proof of principle Phase 2 study to prevent DGF in kidney transplantation patients. Based on the mechanism of action of UNI-494, our goal is to identify the target kidney transplant patient population who are most likely to benefit from UNI-494. We have also identified patient populations where we would not likely evaluate UNI-494 in clinical trials, including patients with prior history of gastrointestinal ulcerations. This will become exclusion criteria in future clinical trials for UNI-494.

We plan to file an Investigational New Drug (IND) application with the FDA to initiate a Phase 2 proof-of-concept trial for the prevention of Delayed Graft Function in Kidney Transplantation in Q4, 2024.

Regulatory Strategy for UNI-494

Orphan Drug Designation: In February 2024, the FDA granted orphan drug designation to UNI-494 for prevention of DGF in patients undergoing solid organ transplantation. The FDA, through its Office of Orphan Products Development (OOPD), grants orphan drug designation to drugs that have the potential to offer a safe and effective treatment, diagnosis or prevention of rare diseases that affect fewer than 200,000 patients in the United States. Orphan drug designation provides certain benefits to the drug developer that include the following: 1) tax credits for qualified clinical trials, 2) exemption of user fees and 3) potential for seven years of market exclusivity after approval.

The FDA issued a guidance to industry in 2019 for development of drugs for prevention of DGF in kidney transplantation. This guidance outlines the study design, patient population, randomization, stratification, dose selection and primary endpoints required for registration of drugs in DGF. This guidance provides a clear path for development of drugs for prevention of DGF.

Nicorandil is already approved in Europe and Asia for the treatment of heart disease. We believe there is a possibility these historical Nicorandil data, along with preclinical and clinical data with UNI-494 itself, can be utilized for streamlined U.S. FDA review of UNI-494. While the pre-clinical requirements to start a clinical program for an IND would be similar for UNI-494 as for NCE (New Chemical Entity), we believe that the vast clinical data set from Nicorandil will potentially help us to expedite the clinical development program with the FDA.

Market Potential

In Delayed Graft Function (DGF): A UNI-494 per patient treatment cost of $25,000 for the ~40,000 deceased donor kidney transplants per year values the DGF market at $1 billion. This estimate of the DGF market potential is only intended to be illustrative. The commercial potential of UNI-494 will be determined by the portion of the market ultimately addressable by UNI-494 and its actual launch price. Given the economic consequences of kidney graft failure, a clinically effective UNI-494 could reasonably command a significantly higher market price.

 In Acute Kidney Injury (AKI): According to a 2017 article by Silver and Chertow, the current cost of care for AKI in the U.S. is estimated to be between $5.4 billion to $24 billion per year. In England, inpatient costs related to AKI are estimated to make up 1% of the total National Health Service budget. With no effective treatment for AKI, it is not possible to definitively state a market figure. However, with the high cost and burden of caring for AKI patients, we believe a conservative market estimate is approximately $3 billion in the U.S. alone. The lack of effective therapeutic interventions for AKI means that UNI-494 has the potential to be the first drug approved for the treatment of AKI. AKI is a heterogeneous disease. We plan to target a more homogeneous AKI population for UNI-494 by focusing on kidney injury caused by complications from heart failure, surgeries, drugs, and contrast induced nephropathy.

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

Oxylanthanum Carbonate Patent Portfolio

Our Oxylanthanum Carbonate patent portfolio includes one family of granted United States patents, with related applications pending, and an additional family of granted foreign patents, with related applications also pending. Granted and pending claims offer various forms of protection for Oxylanthanum Carbonate including claims to compositions of matter, pharmaceutical compositions, specific forms (such as polymorphs of lanthanum dioxycarbonate), methods of making the composition of matter, and methods for treating elevated levels of phosphate in the blood using Oxylanthanum Carbonate. These United States patents and applications, and their foreign equivalents, are described in more detail below.

Both the U.S. patent family and the foreign patent family containing claims to Oxylanthanum Carbonate and related compounds were filed in 2011.  Exclusive of patent term extension, the U.S. patents from this family containing claims covering Oxylanthanum Carbonate has a statutory expiration date in 2031. Corresponding patents granted in Canada, Europe (validated in multiple European Patent Convention member states), Japan, China, Australia, and other countries have statutory expiration dates in 2031.

In some cases, granted United States patents claiming Oxylanthanum Carbonate have a longer statutory term than the corresponding foreign patents. This results from the USPTO’s practice of granting patent term adjustments for prosecution delays originating at the USPTO. Such adjustments are generally not available under foreign patent laws. If Oxylanthanum Carbonate is approved for marketing in the United States, under the Hatch-Waxman Act we may be eligible for up to five years patent term extension for a granted United States patent containing claims covering Oxylanthanum Carbonate. Similar term extensions may be available in Europe, Japan, Australia, and certain other foreign jurisdictions. The amount of any such term extension, and the identity of the patent to which it would apply, are dependent upon several factors including the duration of the development program and the date of marketing approval.

The most relevant granted United States patents with claims covering Oxylanthanum Carbonate are listed below, along with their projected expiration dates exclusive of any patent term extension.

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

Government Regulations

Government authorities in the United States at the federal, state, and local level, including the FDA, the FTC and the DEA, extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing and export and import of products such as those we plan to develop and market. For both the products under development and to be marketed, failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approval and possible civil and criminal sanctions. Regulations, enforcement positions, statutes and legal interpretations applicable to the pharmaceutical industry are constantly evolving and are not always clear. Significant changes in regulations, enforcement positions, statutes and legal interpretations could have a material adverse effect on our financial condition and results of our operations.

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

Preclinical Studies

When developing a branded product and bringing it to market, the first step in proceeding to clinical studies is preclinical testing. Preclinical tests are intended to provide a laboratory or animal study evaluation of the product to determine its chemistry, formulation, and stability. Toxicology studies are also performed to assess the potential safety of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs. The results of these studies are submitted to the FDA as part of an IND application along with other information, including product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue concurrently with the IND application.

Clinical Trials

Once the IND has been approved by the FDA, the company may begin conducting clinical trials. Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it is initiated at that institution. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their www.clinicaltrials.gov website.

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

Marketing Approval

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include, among other things, the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. Under federal law, the submission of most NDAs is subject to a substantial application user fee, and the manufacturer or sponsor of an approved NDA is also subject to annual program fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit its substantive review. The FDA may request additional information rather than accept an NDA for filing. In some events, the NDA may be required to be resubmitted with additional information and it may be subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act, as amended, the FDA has agreed to certain performance goals for itself for the review of NDAs through a two-tiered classification system, Standard Review and Priority Review. Priority Review designation is given to drugs that are intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness over existing therapies. The FDA endeavors to review most applications subject to Standard Review within ten to twelve months whereas its goal is to complete most Priority Review applications within six to eight months, depending on whether the drug is a new molecular entity.

The FDA may refer applications for certain drug products which present difficult questions related to its safety or efficacy to an advisory committee for review, evaluation, and recommendation, and to seek advice as to whether the application should be approved and under what conditions. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the NDA unless it determines that the manufacturing process and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications, and the NDA contains data that provide substantial evidence that the drug is safe and effective for the labeled indication.

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

Further changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses similar procedures in reviewing NDA supplements as it does in reviewing the original NDAs.

Disclosure of Clinical Trial Information

Sponsors of certain clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information on www.clinical trials.gov. Information related to the product, subject population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss certain results of their clinical trials after their completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

Abbreviated New Drug Applications

The Hatch-Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of abbreviated new drug applications (ANDAs) for generic versions of listed drugs. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient (API), drug product formulation, specifications, and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include clinical data to demonstrate safety and effectiveness. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which the API is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the reference listed drug. For some drugs, other means of demonstrating bioequivalence may be required by the FDA, especially where rate or extent of absorption are difficult or impossible to measure. The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the reference listed drug. A product is not eligible for ANDA approval if the FDA determines that it is not bioequivalent to the reference listed drug, if it is intended for a different use, or if it is not subject to, and requires, an approved Suitability Petition.

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

Dialysis-related drugs are included in the ESRD bundled prospective payment system (PPS) for renal dialysis services furnished to Medicare beneficiaries and are grouped into functional categories such as bone and mineral metabolism, except that oral-only drugs are exempted from inclusion until 2025. In a final ESRD PPS rule published in October 2022, CMS confirmed that it intends to end the oral-only exclusion of hyperphosphatemia drugs from the ESRD PPS on January 1, 2025. At this time a TDAPA (transitional drug add-on payment adjustment) will provide separate payment for hyperphosphatemia drugs for “no less than 2 years” based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate. The incremental cost associated with the addition of this class of drugs into the bundle will be assessed in the final year of the TDAPA and the base rate will be adjusted accordingly, and no further separate payment will be provided. Although there are several details that need further clarification, including precise timing related to receiving codes to allow for reimbursement under TDAPA, which are typically assigned on a quarterly basis, the rule provides some support for our assumption that all hyperphosphatemia drugs, including Oxylanthanum Carbonate, will be included in the ESRD PPS bundle and will be eligible for separate payment initially under TDAPA.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Outside the United States, ensuring adequate coverage and payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require a clinical trial that compares the cost effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

Our ability to generate product revenue and achieve profitability depends on the overall success of Oxylanthanum Carbonate, UNI-494, and any current or future product candidates, including those that may be in-licensed or acquired, which depends on several factors, including:

●	obtaining adequate or favorable pricing and reimbursement from private and governmental payors for UNI-494, and any other product or product candidate, including those that may be in-licensed or acquired;

●	obtaining and maintaining market acceptance of Oxylanthanum Carbonate, UNI-494, and any other product candidate, including those that may be in-licensed or acquired;

●	the size of any market in which Oxylanthanum Carbonate, UNI-494, and any other product or product candidate, including those that may be in-licensed or acquired, receives approval and obtaining adequate market share in those markets;

●	the timing and scope of marketing approvals for Oxylanthanum Carbonate, UNI-494, and any other product candidate, if approved, including those that may be in-licensed or acquired;

●	actual or perceived advantages or disadvantages of our products or product candidates as compared to alternative treatments, including their respective safety, tolerability and efficacy profiles, the potential convenience and ease of administration and cost;

●	maintaining an acceptable safety and tolerability profile of our approved products, including the frequency and severity of any side effects;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, based, in part, on their perception of our clinical trial data and/or the actual or perceived safety, tolerability and efficacy profile;

●	establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate supplies of products that are compliant with good manufacturing practices, or GMPs, to support the clinical development and the market demand for Oxylanthanum Carbonate, UNI-494, and any other product and product candidate, including those that may be in-licensed or acquired;

●	current and future restrictions or limitations on our approved or future indications and patient populations or other adverse regulatory actions or in the event that the FDA requires Risk Evaluation and Mitigation Strategies, or REMS, or risk management plans that use restrictive risk minimization strategies;

●	the effectiveness of our sales, marketing, manufacturing and distribution strategies and operations;

●	competing effectively with any products for the same or similar indications as our products;

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets; and

●	the impact of the COVID-19 pandemic on the above factors, including the disproportionate impact of the COVID-19 pandemic on CKD patients, the adverse impact on the phosphate binder market in which we compete, and the limitation of our sales professionals to meet in person with healthcare professionals as the result of travel restrictions or limitations on access for non-patients.

Risks Related to Commercialization

Our business is substantially dependent on the commercial success of Oxylanthanum Carbonate, if approved. If we are unable to successfully commercialize Oxylanthanum Carbonate, our results or operations and financial condition will be materially harmed. Our ability to generate revenue depends on our ability to execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, Oxylanthanum Carbonate and any other product or product candidate, including those that may be in-licensed or acquired. If the size of any market for which a product or product candidate is approved decreases or is smaller than we anticipate, our revenue and results of operations could be materially adversely affected. Market acceptance is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Oxylanthanum Carbonate, or any of our product candidates that is approved, is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. Market acceptance of Oxylanthanum Carbonate or any other approved product depends on a number of factors, including:

●	the availability of adequate coverage and reimbursement by and the availability of discounts, rebates, and price concessions from third party payors, pharmacy benefit managers, or PBMs, and governmental authorities;

●	the safety and efficacy of the product, as demonstrated in clinical trials and in the post-marketing setting;

●	the prevalence and complications of the disease treated by the product;

●	the clinical indications for which the product is approved and the product label approved by regulatory authorities, including any warnings or limitations that may be required on the label as a consequence of potential safety risks associated with the product;

●	the countries in which marketing approvals are obtained;

●	the claims we and our collaborators are able to make regarding the safety and efficacy of the product;

●	the success of our physician and patient communications and education programs;

●	acceptance by physicians and patients of the product as a safe and effective treatment and the willingness of the target patient population to try new therapies and of physicians to prescribe new therapies;

●	the cost, safety and efficacy of the product in relation to alternative treatments;

●	the timing of receipt of marketing approvals and product launch relative to competing products and potential generic entrants;

●	relative convenience and ease of administration;

●	the frequency and severity of adverse side effects;

●	favorable or adverse publicity about our products or favorable or adverse publicity about competing products; and

●	the effectiveness of our and our collaborators’ sales, marketing, and distribution efforts.

In order to market Oxylanthanum Carbonate and any other approved product, we intend to invest in sales and marketing, which will require substantial effort and significant management and financial resources. Additionally, training a sales force to successfully sell and market a new commercial product is expensive and time-consuming and could delay any commercial launch of such product candidate. We may underestimate the size of the sales force required for a successful product launch and we may need to expand our sales force earlier and at a higher cost than we anticipated. We will devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant and retaining qualified personnel with experience in our industry is difficult. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees. There are risks involved with building our own sales and marketing capabilities, including the following:

●	potential inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	potential lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines, and

●	costs and expenses associated with maintaining our own sales and marketing organization.

If we are unable to build our own sales and marketing capabilities, we will not be successful in commercializing Oxylanthanum Carbonate, UNI-494, and any other product candidate that may be approved. Furthermore, if we are unable to maintain our arrangements with third parties with respect to sales and marketing, if we are unsuccessful in entering into additional arrangements with third parties to sell and market our products or we are unable to do so on terms that are favorable to us, or if such third parties are unable to carry out their obligations under such arrangements, it will be difficult to successfully commercialize our product and product candidates, including Oxylanthanum Carbonate, if approved.

Our, or our partners’, failure to obtain or maintain adequate coverage, pricing and reimbursement for Oxylanthanum Carbonate, if approved, or any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.

Market acceptance and sales of any approved products, including Oxylanthanum Carbonate and UNI-494, depends significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Governmental authorities, third party payors, and PBMs decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. We cannot be sure that coverage or adequate reimbursement will be available for Oxylanthanum Carbonate, UNI-494, or any of our potential future products. Even if we obtain coverage for an approved product, third party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product and prompt us to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to commercialize certain of our products. Coverage and reimbursement by a governmental authority, third-party payor or PBM may depend upon a number of factors, including the determination that use of a product is:

●	a covered benefit under the health plan;

●	safe, effective, and medically necessary;

●	appropriate for the specific patient; and

●	cost effective.

Obtaining coverage and reimbursement approval for a product from a governmental authority, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the United States, there are multiple governmental authorities, PBMs and third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a governmental payor can be dependent on the assignment of codes via the Healthcare Common Procedural Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. CMS, local Medicare administrative contractors, Medicare Part D plans and/or PBMs operating on behalf of Medicare Part D plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings. Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. We currently believe it is likely that Oxylanthanum Carbonate, if approved, will be reimbursed using the Transitional Drug Add-on Payment Adjustment, or TDAPA, followed by inclusion in the bundled reimbursement model for Medicare beneficiaries. For those that obtain dialysis through commercial insurance during the 30-month coordination period or through Medicaid prior to Medicare becoming primary payer after 90 days, patients may access Oxylanthanum Carbonate through contracts we negotiate with third party payors for reimbursement of Oxylanthanum Carbonate, which would be subject to the risks and uncertainties described above. Additionally, applying for and obtaining reimbursement under the TDAPA may take an undetermined amount of time following approval, which will affect adoption, uptake, and product revenue for Oxylanthanum Carbonate during that time, and if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. Further, if Oxylanthanum Carbonate is approved in the United States and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply Oxylanthanum Carbonate to specific dialysis providers, instead of through distributors.

The dialysis market is unique and is dominated by two providers: DaVita and Fresenius, which account for a vast majority of the dialysis population in the United States. Similar to how payor coverage may affect the sales of a product, formulary status within dialysis organizations may affect what products are prescribed within that specific organization. Therefore, if a product is not on a formulary, the prescribers within that organization may be less likely to prescribe that product or may have a difficult time prescribing that product, resulting in less sales. Further, one dialysis organization’s determination to add a product to their formulary does not assure that other dialysis organizations will also add the product to theirs. There is always a risk a dialysis organization will not contract with a drug manufacturer for a specific product, resulting in that product not being on that organization’s formulary. If any dialysis organization does not add Oxylanthanum Carbonate, to the formulary, our business may be materially harmed. In addition, we may be unable to sell Oxylanthanum Carbonate to dialysis providers on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services and providers choose to use alternative therapies or look to re-negotiate their contracts with us. Adequate coverage and reimbursement of our products by government and private insurance plans are central to patient and provider acceptance of any products for which we receive marketing approval. Further, in many countries outside the United States, a drug must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the EMA or another regulatory authority does not ensure approval by reimbursement authorities in that jurisdiction, and approval by one reimbursement authority outside the United States does not ensure approval by any other reimbursement authorities. However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. We may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our control. In addition, if Oxylanthanum Carbonate is approved outside of the United States, we plan to rely on a partner to obtain approval by reimbursement authorities outside the United States. If we are unsuccessful or delayed in entering into an agreement with a new partner, the launch of Oxylanthanum Carbonate following approval outside the United States may be delayed, which could have an adverse effect on our results of operations.

We expect to face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

The development and commercialization of new drugs is highly competitive and subject to rapid and significant technological change. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the development and commercialization of Oxylanthanum Carbonate, and any other product or product candidate, including those that may be in-licensed or acquired. Oxylanthanum Carbonate will compete in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, and Auryxia (ferric citrate), marketed by Akebia Therapeutics, Xphozah® (tenapanor), marketed by Ardelyx, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) that may impact the market for Oxylanthanum Carbonate.

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

Anti-kickback laws, including the federal Anti-Kickback Statute, make it a criminal offense knowingly and willfully to offer, pay, solicit, or receive any remuneration to induce or reward referral of an individual for, or the purchase, order or recommendation of, any good or service reimbursable by, a federal health care program (including our products). The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The penalties for violating the federal Anti-Kickback Statute include administrative civil money penalties, imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid.

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit knowingly presenting, or causing to be presented, claims for payment to the federal government (including Medicare and Medicaid) that are false or fraudulent (and, under the Federal False Claims Act, a claim is deemed false or fraudulent if it is made pursuant to an illegal kickback). Manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in significant monetary penalties, including fines ranging from $13,508 to $27,018 for each false claim, and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other improper sales and marketing practices. The government has obtained multi-million and multi-billion-dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

Privacy laws, such as the privacy regulations implemented under HIPAA, restrict covered entities from using or disclosing protected health information. Covered entities commonly include physicians, hospitals and health insurers from which we may seek to acquire data to aid in our research, development, sales and marketing activities. Although pharmaceutical manufacturers are not covered entities under HIPAA, our ability to acquire or use protected health information from covered entities may be affected by privacy laws. Specifically, HIPAA, as amended by HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Employees

As of March 28, 2024, we had 14 full-time employees and no part-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Risks Related to our Financial Position and Need for Capital

We have generated no product revenue to date and our future profitability is uncertain.

We were incorporated in August 2016 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net loss for the years ended December 31, 2022 and 2023 was $18.1 million and $30.5 million, and our accumulated deficit as of December 31, 2023 was $64.5 million. There can be no assurance that the product candidates currently under development or that may be under development by us in the future will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our product candidates. As of December 31, 2022 and 2023, we had cash of $0.5 million and $9.7 million, respectively. On March 3, 2023, the Company signed a securities purchase agreement with certain healthcare-focused institutional investors that will provide up to $130 million in gross proceeds to Unicycive through a private placement that included initial upfront funding of $30 million. We expect our existing cash as of December 31, 2023 plus the $50 million funding received in March 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Form 10-K. We believe that we will need to raise substantial additional capital in the future to fund our continuing operations and the development and commercialization of our current product candidates and future product candidates. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, businesses or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. We may not be able to raise sufficient funds to commercialize our current and future product candidates we intend to develop.

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

You will experience dilution, subordination of stockholder rights, preferences, and privileges, and decrease in market price of our common stock as a result of our private placement financing efforts in March 2023 and March 2024.

On March 3, 2023, we signed a securities purchase agreement with certain healthcare-focused institutional investors pursuant to which we issued and sold 30,190 shares of Series A-1 Preferred Stock. Such Series A-1 Preferred Stock and the securities issuable upon conversion of the Series A-1 Preferred Stock are potentially dilutive instruments and the conversion of these securities upon Stockholder Approval resulted in dilution to our existing stockholders: Following Stockholder Approval, the Series A-1 Preferred Stock was converted into 19,516,205 shares of common stock as well as 43,649 shares of Series A-2 Preferred Stock. In addition, on March 13, 2024, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement, 50,000 shares of our Series B Convertible Preferred Stock, par value $0.001 per share, at a purchase price of $1,000 per share with an initial conversion price of $1.00 per share, subject to adjustment, for an aggregate purchase price of $50 million. As a result, these stockholders, acting together, may have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control the management and affairs of our company.

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

The product candidates we intend to develop have not gained marketing approval in the U.S., and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our current and future product candidates in a timely manner. We cannot commercialize our product candidates in the United States without first obtaining approval from the FDA to market each product candidate. Our product candidates could face substantial delays or even fail to receive marketing approval for many reasons, including among others:

●	The FDA may decide that additional CMC, nonclinical and clinical studies would be needed for the approval of Oxylanthanum Carbonate;

●	the FDA may disagree with the design, implementation, or interpretation of data of our CMC, preclinical, or clinical studies;

●	the FDA could determine that we cannot rely on specific regulatory approval pathway, e.g., Section 505(b)(2), for our current or future product candidates; and

●	the FDA may determine that we have identified the wrong reference listed drug or drugs or that approval of our regulatory application for any of our product candidates is blocked by patent or non-patent exclusivity of the reference listed drug or drugs.

In addition, the process of seeking regulatory clearance or approval to market the product candidates we intend to develop is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. If we are not successful in obtaining timely clearance or approval of our product candidates from the FDA, we may never be able to generate anticipated revenue and may be forced to cease operations. The NDA process is costly, lengthy and uncertain. Any NDA application filed by us will have to be supported by extensive data, including, but not limited to, technical, pre-clinical, clinical, manufacturing, and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use.

Obtaining clearances or approvals from the FDA and from the regulatory agencies in other countries is an expensive and time-consuming process and is uncertain as to outcome. The FDA and other agencies could ask us to supplement our submissions, collect new CMC or non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain an NDA approval or pre-market approvals in other countries, the approval could be revoked, or other restrictions imposed if post-market data demonstrate safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory agencies will act. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited. Additionally, even if cleared or approved, our products may not be approved for the specific indications that are most necessary or desirable for successful commercialization or profitability.

We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.

It is impossible to predict if or when our current or future product candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

If our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community for us to achieve commercial success. If our product candidates do not achieve an adequate level of acceptance, we may not generate sufficient product revenue to become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative therapies;

●	the size of the markets in the countries in which approvals are obtained;

●	terms, limitations, or warnings contained in any labeling approved by the FDA or other regulatory authority;

●	our ability to offer any approved products for sale at competitive prices;

●	convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies or dosing regimens;

●	the willingness of physicians to prescribe these therapies;

●	the strength of marketing and distribution support;

●	the success of competing products and the marketing efforts of our competitors;

●	sufficient third-party payor coverage and adequate reimbursement; and

●	the prevalence and severity of any side effects.

Even if we are able to commercialize our product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the United States, new and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product-licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial marketing approval is granted. As a result, we might obtain marketing approval for a drug in a particular country but then be subject to price regulations that delay its commercial launch, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to commercialize and generate revenue from our product candidates, even if our product candidates obtain marketing approval.

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

We may be adversely affected by the coronavirus-type pandemic.

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

We expect to rely on third parties, such as CROs (contract research organizations), CMOs (contract manufacturers) of clinical supplies, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and to conduct some aspects of our research and pre-clinical testing. These third parties may terminate their engagements with us at any time. If these third parties do not successfully carry out their duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If we are required to enter into alternative arrangements, it could delay our product development activities.

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

We may be unable to establish agreements with third-party manufacturers for clinical or commercial supply on terms favorable to us, or at all. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing agreement by the third party, including the inability to supply sufficient quantities or to meet quality standards or timelines; and

●	the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Our anticipated future dependence upon others for the manufacture and supply of our current and future product candidates or products may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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

Our current product candidates and future candidates face, and will continue to face, intense competition from large pharmaceutical companies, as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development and (iii) carry on larger research and development initiatives than us. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us.

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

Prior to engaging in future clinical trials, we intend to obtain product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks; however, we may be unable to obtain such coverage at a reasonable cost, if at all. If we are able to obtain product liability insurance, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, and such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, we intend to expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into transactions to acquire other businesses, products or technologies. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms, or at all. Any acquisitions we make may fail to strengthen our competitive position and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies, and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

Security threats to our information technology infrastructure and/or our physical buildings could expose us to liability and damage our reputation and business.

It is essential to our business strategy that our technology and network infrastructure and our physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. We may face cyber-attacks that attempt to penetrate our network security, sabotage, or otherwise disable our research, products and services, misappropriate our or our customers’ and partners’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. Despite security measures, we also cannot guarantee security of our physical buildings. Physical building penetration or any cyber-attacks could negatively affect our reputation, damage our network infrastructure and our ability to deploy our products and services, harm our relationship with customers and partners that are affected, and expose us to financial liability.

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

As of December 31, 2023, we had 14 full-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We may be required to enter into intellectual property license agreements that are important to our business. These license agreements may impose various diligence, milestone payment, royalty and other obligations on us. For example, we may enter into exclusive license agreements with various universities and research institutions, we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products and may need to satisfy specified milestone and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreement in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreement will be impaired.

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

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail to defend any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Our, or our partners', failure to obtain or maintain adequate coverage, pricing and reimbursement for Oxylanthanum Carbonate (OLC), if approved, or any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.

Market acceptance and sales of any approved products, including OLC, if approved, depends significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Governmental authorities, third party payors, and PBMs decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. We cannot be sure that coverage or adequate reimbursement will be available for OLC, if approved, or any of our potential future products. Even if we obtain coverage for an approved product, third party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product and prompt us to have to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to successfully commercialize certain of our products. Coverage and reimbursement by a governmental authority, third-party payor or PBMs may depend upon a number of factors, including the determination that use of a product is:

●	a covered benefit under the health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient; and

●	cost effective.

Obtaining coverage and reimbursement approval for a product from a governmental authority, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the U.S., there are multiple governmental authorities, PBMs and third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a governmental payor can be dependent on the assignment of codes via the Healthcare Common Procedural Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. CMS, local Medicare administrative contractors, Medicare Part D plans and/or PBMs operating on behalf of Medicare Part D plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings.

In the current reimbursement environment, oral phosphate lowering therapies like OLC are covered by Medicare under Part D for the treatment of patients with hyperphosphatemia. In January 2011, CMS implemented the ESRD PPS, a prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home. The inclusion of oral medications without injectable or intravenous equivalents such as OLC in the bundled payment was initially delayed by CMS until January 1, 2014, and through several subsequent legislative actions has been delayed until January 1, 2025. Given the potential approval timeline for OLC in mid-2025, our drug would be launched into this bundled setting.

Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a TDAPA for new renal dialysis drugs and biological products that meet certain criteria for a minimum of two years. The TDAPA will provide separate payment based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. There can be no assurances that CMS will not again delay the inclusion of these oral ESRD-related drugs in the bundled payment. Moreover, in the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for OLC at a price that is profitable for us.

Medicaid reimbursement of drugs varies by state. Private third-party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third-party payors in order to obtain coverage of such products.

Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs.

We currently believe it is likely that OLC, if approved, will be reimbursed using the Transitional Drug Add-on Payment Adjustment, or TDAPA, followed by inclusion in the bundled reimbursement model for Medicare beneficiaries, but reimbursement under TDAPA it is subject to review and approval by CMS. For those that obtain dialysis through commercial insurance during the 30-month coordination period or through Medicaid prior to Medicare becoming primary payor after 90 days, patients may access OLC through contracts we negotiate with third party payors for reimbursement of OLC, which would be subject to the risks and uncertainties described above. Additionally, applying for and obtaining reimbursement under the TDAPA is expected to take six months following filing acceptance, which will affect adoption, uptake and product revenue for OLC during that time, and if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected.

Further, if OLC is approved in the U.S., we expect it to be included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, which may require us to enter into contracts to supply OLC to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius Medical Care, which account for a vast majority of the dialysis population in the U.S.

Similar to how payor coverage may affect the sales of a product, formulary status within dialysis organizations may affect what products are prescribed within that specific organization. Therefore, if a product is not on a formulary, the prescribers within that organization may be less likely to prescribe that product or may have a difficult time prescribing that product, resulting in less sales. Further, one dialysis organization’s determination to add a product to their formulary does not assure that other dialysis organizations will also add the product to theirs. There is always a risk a dialysis organization will not contract with a drug manufacturer for a specific product, resulting in that product not being on that organization’s formulary. If any dialysis organization does not add OLC, if approved, to the formulary, our business may be materially harmed.

In addition, we may be unable to sell OLC, if approved, to dialysis providers on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services and providers choose to use alternative therapies or look to re-negotiate their contracts with us. Our profitability may also be affected if our costs of production increase faster than increases in reimbursement levels. Adequate coverage and reimbursement of our products by government and private insurance plans are central to patient and provider acceptance of any products for which we receive marketing approval. Existing competitive products may enter into sole source agreements with dialysis providers that impact the ability for new product innovations and new competitors may face price pressure based on existing contracts with dialysis providers.

Further, in many countries outside the U.S., a drug must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the EMA or another regulatory authority does not ensure approval by reimbursement authorities in that jurisdiction, and approval by one reimbursement authority outside the U.S. does not ensure approval by any other reimbursement authorities. However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. In addition, we plan to rely on a partner to obtain approval by reimbursement authorities outside the U.S. Our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our partners' control.

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

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares, except we have agreed to pay cash dividends in the event Oxylanthanum Carbonate is approved by the FDA and commercial sales is commenced.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, except that in March 2023,we agreed with certain investors to modify our dividend policy to state that we intend to pay dividends to all stockholders on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of our annual net cash flow from operations following the approval of Oxylanthanum Carbonate by the FDA if obtained, and the commencement of commercial sales.

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

On September 19, 2023, we received written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the market value of our Common Stock, had closed below the minimum $35 million requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “Minimum Market Value Requirement”).

In addition, on September 19, 2023, we received a Notice from Nasdaq indicating that the bid price for the Common Stock, for the last 30 consecutive business days for the last thirty consecutive business days, had closed below the minimum $1.00 per share and, as a result, we were not in compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Price Requirement”) for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

On February 21, 2024, we received a letter from Nasdaq that we had regained compliance with the Minimum Market Value Requirement and the Minimum Bid Price Requirement and the matters are now closed.

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

As of December 31, 2023, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 42% of our outstanding shares of common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring, or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the years ended December 31, 2022 and 2023, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. While we are taking steps to remediate the material weaknesses in our internal control over financial reporting, we may not be successful in remediating such weaknesses which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weaknesses but identify new material weaknesses in our internal control over financial reporting investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to achieving our drug development advancements. As a biotechnology company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The full Board retains oversight of cybersecurity because of its importance. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate. Our Cybersecurity consultant has extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

As a biotechnology company, we must comply with extensive regulations, including requirements imposed by the Food and Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC. We work with our cybersecurity consultant on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach.

We rely heavily on our vendors and suppliers to deliver our products and services, and a cybersecurity incident at a supplier, subcontractor or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. The costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

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

Stockholders

As of March 28, 2024, there were 109 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future, except that in March 2023,we agreed with certain investors to modify our dividend policy to state that we intend to pay dividends to all stockholders on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of our annual net cash flow from operations following the approval of Oxylanthanum Carbonate by the FDA if obtained, and the commencement of commercial sales.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with our accompanying financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a biotechnology company dedicated to developing treatments for certain medical conditions. Currently, two of our programs are focused on kidney disease, an area we believe we have the potential to offer medical benefit. As we grow the company and build our team, we intend to focus on identifying medical conditions within and outside of kidney disease. Our current development programs are focused on two novel therapies: Oxylanthanum Carbonate, for treatment of hyperphosphatemia in patients with chronic kidney disease on dialysis, and UNI 494, for treatment of acute kidney injury (AKI). Oxylanthanum Carbonate and UNI 494 were initially developed by and licensed to us from Spectrum Pharmaceuticals (“Spectrum”) and Sphaera Pharma, respectively. Spectrum conducted a Phase 1 clinical trial with Oxylanthanum Carbonate in 2012, prior to the grant of our license in 2018. Sphaera conceived and performed initial characterization of various potential pro-drug linkers, including the initial patent application, and performed some initial physiochemical characterization and preliminary animal pharmacokinetic studies. As discussed herein, after completing IND enabling preclinical studies, we have conducted a Phase I clinical study in healthy volunteers with UNI 494 in 2023.

Chronic kidney disease (CKD) is the gradual loss of kidney (renal) function that can get worse over time leading to lasting damage and possibly Stage 5 or end-stage renal disease (ESRD). Our initial focus is on developing drugs and getting them approved in the U.S., and then to partner with global biopharmaceutical companies in the rest of the world. According to the United States Renal Data System (USRDS) 2022 Annual Data Report, 30 million (14%) of adults in the United States are estimated to have CKD and, of these, approximately 13 million patients have advanced CKD (stage 3-5). Approximately 550,000 patients (ESRD) are on dialysis and of those, approximately 450,000 patients (~80%) take phosphate binders to control hyperphosphatemia hyperphosphatemia (too much phosphorus in their blood). The number of patients with ESRD in the U.S. is increasing steadily and is projected to reach between 971,000 and 1,259,000 patients in 2030.

AKI is a sudden episode of kidney failure or kidney damage (within the first 90 days of injury). After 90 days, the patient is considered to have progressed into CKD. AKI affects more than 2 million U.S. patients and costs the healthcare system in excess of $9 billion per year. More than 300,000 patients per year in the U.S. die due to AKI that has many causes.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $18.1 million and $30.5 million for the years ended December 31, 2022 and 2023. As of December 31, 2023, we had an accumulated deficit of $64.5 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Recent Developments

On March 13, 2024, the Company signed a securities purchase agreement with certain healthcare-focused institutional investors that will provide $50 million in gross proceeds to us through a private placement.

Pursuant to the securities purchase agreement, the Company issued to institutional purchasers $50 million in shares of the Company’s Series B Convertible Preferred Stock.

50,000 Shares of Series B Convertible Preferred Stock were issued at a price of $1,000.00 per share and are convertible into common stock at $1.00 per share.

On March 3, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “Offering”), 30,190 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), with initial upfront funding of $30 million and an additional $100 million possible if warrants issued in the Offering are exercised.

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

On June 26, 2023, we held our annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained. On the tenth (10th) Trading Day (as defined in the Certificate of Designation) following the announcement of the stockholder approval, each share of Series A-1 Preferred Stock automatically converted into a Unit. Subject to the limitations set forth in the Certificate of Designation, at the option of the holder, shares of Series A-2 Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock shall be convertible into Common Stock.

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

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overheads, including information technology costs and utilities and expenses for the issuance of shares pursuant to the anti-dilution clause in the purchase of in process research and development technology. We expense both internal and external research and development expenses as they are incurred.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2023 (in thousands)

	Years Ended December 31,
	2022	2023	Change	% Change

Licensing revenues:	$951	$675	$(276)	(29)%
Operating expenses:
Research and development	12,436	12,902	466	4%
General and administrative	6,567	8,547	1,980	30%
Total operating expenses	19,003	21,449	2,446	13%
Loss from operations	(18,052)	(20,774)	(2,722)	15%
Other income (expenses):
Interest Income	-	615	615	100%
Interest expense	(6)	(82)	(76)	1,267%
Change in fair value of warrant liability	-	(10,303)	(10,303)	100%
Total other income (expenses)	(6)	(9,770)	(9,764)	162,733%
Net loss	$(18,058)	$(30,544)	$(12,486)	69%

Licensing Revenues

Licensing revenues decreased approximately $0.3 million or 29% from 2022 due to a smaller upfront payment of approximately $0.7 million associated with a licensing agreement entered into with Lotus International PTE Ltd in February 2023. We received an upfront payment of approximately $1.0 million associated with a licensing agreement entered into with Lee’s Pharmaceutical (HK) Limited in July 2022. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses increased by approximately $0.4 million, or 4% from $12.4 million for the year ended December 31, 2022 to $12.9 million for the year ended December 31, 2023. The increase in research and development expenses was primarily due to a $662,000 increase in labor costs. Non-cash stock compensation increased $465,000. The increases were partially offset by a decrease in drug development costs of $671,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.9 million, or 30%, from $6.6 million for the year ended December 31, 2022 to $8.5 million for the year ended December 31, 2023 primarily due to an increase of $1.4 million in consulting and professional services costs. Labor costs increased $473,000 due to hiring of new employees, and rent, travel, supplies and other costs increased $353,000. Non-cash stock compensation costs increased $256,000. The increases were partially offset by a decrease in insurance expense for directors and officers of $528,000.

Other Income (Expenses)

Other income (expenses) increased by approximately $9.8 million, or 162,733% from $6,000 for the year ended December 31, 2022 to approximately $9.8 million for the year ended December 31, 2023. The increase was due primarily to the change in fair value of our warrant liability. We earned interest income of $615,000 on our cash balance during the year that was partially offset by a $76,000 increase in interest expense.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through June 2021, we have funded our operations with the sale of common stock, convertible notes and from a loan from our Chief Executive Officer and principal stockholder.

In connection with our initial public offering (“IPO”), on July 13, 2021, we began trading on the Nasdaq Capital Market under the symbol “UNCY”, and on July 15, 2021 we received approximately $22.3 million in net proceeds after deducting the underwriting discounts, commissions and offering expenses. We have used the net proceeds from the IPO to complete pre-clinical and clinical studies, submit regulatory filings to the FDA, and for general and corporate purposes, including hiring additional employees and conducting market research and other commercial planning.

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

On March 13, 2024, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue and sell, in a private placement 50,000 shares of our Series B Convertible Preferred Stock, par value $0.001 per share at a purchase price of $1,000 per share with an initial conversion price of $1.00 per share, subject to adjustment for an aggregate purchase price of $50 million.

Future Funding Requirements

We have incurred net losses since our inception. For the year ended December 31, 2023, we had a net loss of $30.5 million, and we expect to incur substantial additional losses in future periods. As of December 31, 2023, we had an accumulated deficit of $64.5 million.

We expect to continue incurring losses in the future and will be required to raise additional capital in the future to complete planned clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. Management believes that we will continue to have access to capital resources through possible equity offerings, debt financing, corporate collaborations, or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve cash in amounts sufficient to sustain operations and meet our obligations. Based on our currently anticipated level of expenditures, and after receiving the proceeds from the private placement in March 2024, we believe that we have sufficient resources such that there is not substantial doubt about the ability to continue operations for at least one year after the date that these financial statements are available to be issued.

We anticipate that we will need to raise substantial additional capital, the requirements for which will depend on many factors, including:

●	the scope, timing, rate of progress and costs of our drug discovery efforts, pre-clinical development activities, laboratory testing and clinical trials for our current product candidates and future product candidates;

●	the number and scope of clinical programs we decide to pursue;

●	the cost, timing, and outcome of preparing for and undergoing regulatory review of our current product candidates and future product candidates;

●	the scope and costs of development and commercial manufacturing activities;

●	the cost and timing associated with commercializing our current product candidates and future product candidates, if they receive marketing approval;

●	the extent to which we acquire or in-license other product candidates and technologies;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our current product candidates and future product candidates and, ultimately, the sale of our products, following FDA approval;

●	the impact, if any, of the coronavirus pandemic on our business operations;

●	our ability to access capital;

●	our implementation of operational, financial and management systems; and

●	the costs associated with being a public company.

A change in the outcome of any of these or other variables with respect to the development of any of our current product candidates or future product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Related Party Payable

We entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provides administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renews for successive one-month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019, and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, after initially determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the year ended December 31, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, the Company amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022. We have not entered into any additional agreements with Globavir during the year ended December 31, 2023.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Years Ended December 31,
	2022	2023
Net cash (used in) provided by:
Operating activities	$(15,651)	(18,283)
Investing activities	(2)	(12)
Financing activities	(471)	27,541
Net (decrease) increase in cash	$(16,124)	9,246

Cash Flows from Operating Activities

Net cash used in operating activities was $18.3 million for the year ended December 31, 2023. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $30.5 million after including the effect of non-cash adjustments for stock compensation and change in fair value of our warrant liability.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $12,000 for the year ended December 31, 2023 and was due to the purchase of furniture and fixtures for our corporate office.

Net cash used in investing activities was $2,000 for the year ended December 31, 2022 and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash provided by financing activities was $27.5 million for the year ended December 31, 2023 and was due primarily to the private placement financing agreement we closed on March 8, 2023.

Net cash used by financing activities was $471,000 for the year ended December 31, 2022 and was primarily due to payments made pursuant to our financed director and officer insurance policies.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development, stock-based compensation, and warrant liabilities. The fair value of warrants contingently issued as part of our March 2023 private placement financing represents a material addition to our critical accounting policies and estimates. There have been no other material changes to our critical accounting policies and estimates during the year ended December 31, 2023 from those used for the year ended December 31, 2022. The below policies represent our critical accounting policies.

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

Warrant Liabilities

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 10), we established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued, subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock. We account for these warrants as liabilities (in accordance with ASC 480) on the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liabilities are initially measured at fair value and are remeasured at fair value each reporting period. Changes in the fair value of the warrant liabilities are recognized in earnings during each period. The warrant liabilities are measured using Level 3 fair value inputs. See Note 11 for a description of warrant liabilities and the related valuations.

Research and Development

We expense costs when incurred related to the research and development associated with the design, development and testing of product candidates, as well as acquisition of product candidates or compounds. Research and development expenses include fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees. We expense both internal and external research and development expenses as they are incurred.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNICYCIVE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Audit Committee and Stockholders of

Unicycive Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Unicycive Therapeutics, Inc. (the “Company”) as of December 31, 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditors since 2023.

Jericho, New York

March 28, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Unicycive Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Unicycive Therapeutics, Inc. (the “Company”) as of December 31, 2022, and the related statement of operations, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company's auditor from 2019 to 2023.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 30, 2023

Unicycive Therapeutics, Inc.

Balance Sheets

(in thousands, except for share and per share amounts)

	As of	As of
	December 31,	December 31,
	2022	2023
Assets
Current assets:
Cash	$455	$9,701
Prepaid expenses and other current assets	2,189	3,698
Total current assets	2,644	13,399
Right of use asset, net	152	766
Property, plant and equipment, net	22	26
Total assets	$2,818	$14,191

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$892	$839
Accrued liabilities	2,237	3,234
Warrant liability	-	13,134
Operating lease liability – current	155	327
Total current liabilities	3,284	17,534
Operating lease liability – long term	-	466
Total liabilities	3,284	18,000
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Series A-2 preferred stock, $0.001 par value per share – zero and 43,649 shares authorized at December 31, 2022 and December 31, 2023, respectively; zero and 43,649 shares outstanding at December 31, 2022 and December 31, 2023, respectively	-	-
Preferred stock: $0.001 par value per share—10,000,000 and 9,926,161 shares authorized at December 31, 2022 and December 31, 2023, respectively; zero shares issued and outstanding at December 31, 2022 and December 31, 2023	-	-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2022 and December 31, 2023; 15,231,655 shares issued and outstanding at December 31, 2022 and 34,756,049 issued and outstanding at December 31, 2023	15	35
Additional paid-in capital	33,516	60,697
Accumulated deficit	(33,997)	(64,541)
Total stockholders’ deficit	(466)	(3,809)
Total liabilities and stockholders’ deficit	$2,818	$14,191

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(in thousands, except for share and per share amounts)

	Year Ended December 31,	Year Ended December 31,
	2022	2023

Licensing revenues	$951	$675

Operating expenses:
Research and development	12,436	12,902
General and administrative	6,567	8,547
Total operating expenses	19,003	21,449
Loss from operations	(18,052)	(20,774)
Other income (expenses):
Interest income	-	615
Interest expense	(6)	(82)
Change in fair value of warrants	-	(10,303)
Total other income (expenses)	(6)	(9,770)
Net loss	(18,058)	(30,544)
Deemed dividend to Series A-1 preferred stockholders	-	(867)
Net loss attributable to common stockholders	$(18,058)	$(31,411)
Net loss per share attributable to common stockholders, basic and diluted	$(1.20)	$(1.28)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	15,057,049	24,539,309

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

	Series A-1 Preferred Stock		Common Stock		Series A-2 Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	-	$-	14,996,534	$15	-	$-	$32,408	$(15,939)	$16,484)
Net loss	-	-	-	-	-	-	-	(18,058)	(18,058)
Issuance of common stock for cash, net of issuance costs	-	-	108,032	-	-	-	11	-	11
Issuance of common stock	-	-	33,500	-	-	-	21	-	21
Issuance of common stock for vested restricted stock units	-	-	26,738	-	-	-	-	-	-
Issuance of common stock for exercise of options	-	-	66,851	-	-	-	29	-	29
Stock-based compensation expense	-	-	-	-	-	-	1,047	-	1,047
Balance at December 31, 2022	-	-	15,231,655	15	-	-	33,516	(33,997)	(466)
Net loss	-	-	-	-	-	-	-	(30,544)	(30,544)
Issuance of Series A-1 preferred stock, net of issuance costs and allocated fair value of warrant liability	30,190	25,407	-	-	-	-	-	-	-
Deemed dividends on Series A-1 preferred stock	-	867	-	-	-	-	(867)	-	(867)
Issuance of Series A-2 preferred stock and common stock upon conversion of Series A-1 preferred stock	(30,190)	(26,274)	19,516,205	20	43,649	-	26,254	-	26,274
Issuance of common stock for exercise of options	-	-	8,189	-	-	-	27	-	27
Stock-based compensation expense	-	-	-	-	-	-	1,767	-	1,767
Balance at December 31, 2023	-	$-	34,756,049	$35	43,649	$-	$60,697	$(64,541)	$(3,809)

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2023
Cash flows from operating activities
Net loss	$(18,058)	$(30,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7	9
G&A expense for issuance of common stock	21	-
Stock-based compensation expense	1,047	1,767
Amortization of operating lease right of use asset	154	275
Change in fair value of warrant liability	-	10,303
Changes in assets and liabilities:
Prepaid expense and other current assets	62	(1,117)
Accounts payable and accrued liabilities	1,267	1,276
Operating lease liability	(151)	(252)
Net cash used in operating activities	(15,651)	(18,283)
Cash flows from investing activities
Purchases of property, plant and equipment	(2)	(12)
Net cash used in investing activities	(2)	(12)
Cash flows from financing activities
Payments on financed insurance policies	(482)	(496)
Issuance of common stock for cash, net of issuance costs	11	-
Proceeds from issuance of Series A-1 preferred stock and warrants	-	30,190
Issuance costs related to Series A-1 preferred stock and warrants	-	(2,153)
Net cash (used in) provided by financing activities	(471)	27,541
Net (decrease) increase in cash	(16,124)	9,246
Cash at the beginning of the period	16,579	455
Cash at the end of the period	$455	$9,701
Supplemental cash flow information
Deferred preclinical charges included in prepaid expenses and other current assets	$420	$349
Deferred insurance charges included in prepaid expenses and other current assets	$240	$270
Issuance of Series A-2 preferred stock and common stock upon conversion of Series A-1 preferred stock	$-	$26,274
Accrued dividends on preferred stock	$-	$867
Fair value of warrants issued in connection with the issuance of preferred stock	$-	$2,831
Cash paid for interest	$6	$24
Cash paid for income taxes	$-	$-

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

In September 2018, the Company purchased a second drug candidate, Renazorb RZB 012 and its trademark, RENALAN, and various patents from Spectrum Pharmaceuticals, Inc. (“Spectrum”) (Note 3). Renazorb (“Oxylanthanum Carbonate”) is being developed for the treatment of hyperphosphatemia in patients with Chronic Kidney Disease (“CKD”).

The Company continues to evaluate the licensing of additional technologies and drugs, targeting orphan diseases and other renal, liver, and other metabolic diseases affecting fibrosis and inflammation.

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with governmental regulations and the need to obtain additional financing to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. Future revenue streams may consist of collaboration or licensing revenue as well as product sales. The Company has generated approximately $0.7 million in licensing revenue during the year ended December 31, 2023.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2022, and December 31, 2023, the Company had an accumulated deficit of $34.0 million and $64.5 million, respectively.

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

On March 13, 2024, the Company entered into a securities purchase agreement with certain healthcare-focused institutional investors to provide $50 million in gross proceeds through a private placement. Pursuant to the securities purchase agreement, the Company issued institutional purchasers $50 million in shares of Series B Convertible Preferred Stock.

The Company expects to continue incurring losses in the future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financing, corporate collaborations, or other means. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s currently anticipated level of expenditures, and after receiving the proceeds from the private placement in March 2024, the Company believes that it has sufficient resources such that there is not substantial doubt about the ability to continue operations for at least one year after the date that these financial statements are available to be issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the periods presented. Management believes that these estimates and assumptions are reasonable; however, actual results may differ and could have a material effect on future results of operations and financial position. Significant items subject to such estimates and assumptions include stock-based compensation and valuation of warrant liabilities. Actual results may materially differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The Company applies the five-step model in ASC 606 and recognizes revenue from product sales or services rendered when control of the promised goods or services are transferred to a counterparty in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. To achieve this core principle, the Company applies the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Warrant Liability

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 10), the Company established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued (and have since been issued – see Note 11), subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock. The Company accounts for these warrants as liabilities (in accordance with ASC 480, Distinguishing Liabilities from Equity) on the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liability was initially measured at fair value and is remeasured at fair value each reporting period. Changes in the fair value of the warrant liability is recognized in earnings during each period. The warrant liability is measured using Level 3 fair value inputs. See Note 11 for a description of warrant liability and the related valuations.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. On December 31, 2023, management determined there were no impairments of the Company’s property and equipment.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

Fair Value of Financial Instruments

The Company’s financial instruments include the warrant liability, cash and cash equivalents, accounts payable and accrued liabilities.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The fair value hierarchy contains the following levels:

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

The fair value of the warrant liability associated with the Company’s March 2023 private placement transaction, further described in Note 11, was determined as of March 3, 2023, and March 31, 2023, by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with the warrants. The MCS methodology calculates the theoretical value of a warrant liability based on certain parameters, including: (i) the threshold of exercising the warrants, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, and (vii) estimated probability assumptions surrounding shareholder approval as well as the achievement by the Company of technical milestones associated with regulatory and commercial progress.

The MCS valuation model was used for the valuations performed as of the transaction inception at March 3, 2023 and at March 31, 2023 due to uncertainty in the timing of shareholder approval and the potential variability in the warrant exercise prices. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained, the warrants were issued, and the exercise price for the warrants became fixed. Therefore, as of December 31, 2023, the fair value of the warrant liability was determined using a Black Scholes model with parameters including (i) the exercise price of the warrants, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2023 (in thousands).

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$13,134	$13,134
Total liabilities at fair value	$-	$-	$13,134	$13,134

The following table summarizes the changes in fair value of the warrant liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs (in thousands).

Year Ended December 31, 2023
Fair value, January 1, 2023	$-
Issuance of warrants (March 3, 2023)	2,831
Change in fair value of warrants	10,303
Fair value, December 31, 2023	$13,134

The expense relating to the change in fair value of the warrant liability of $10.3 million for the year ended December 31, 2023, is included in other income (expense) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2022 and 2023, the recorded values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of the instruments. Cash and cash equivalents, accounts payable, and accrued liabilities are Level 1 financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. All of the Company’s cash was deposited in one account at a financial institution during 2022. Beginning in 2023, the Company’s cash and cash equivalents are distributed across multiple financial institutions. Cash balances may at times exceed federally insured limits. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. No such losses have been incurred through December 31, 2023.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets represent costs incurred that benefit future periods. These costs are amortized over specific time periods based on the agreements.

Research and Development Expenses

Substantially all the Company’s research and development expenses consist of expenses incurred in connection with the development of the Company’s product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on the Company’s behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for the Company’s research and product development employees. The Company expenses both internal and external research and development expenses as they are incurred.

General and Administrative Expenses

General and administrative expenses represent personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expenses consist of professional fees for legal (including patent costs), audit and other consulting services, stock-based compensation, and other general corporate overhead expenses as well as costs from a service agreement with a related party (See Note 7).

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

The Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174, which became effective January 1, 2022. We are monitoring legislation for any further changes to Section 174 and the impact, if any, on the financial statements in 2024.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (“ASC 326”), as of October 1, 2023. This new standard adds to U.S. GAAP an impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the timelier recognition of losses. Under the CECL model, entities estimate credit losses over the entire contractual term from the date of initial recognition of the financial instrument. As the Company does not currently have any trade receivables, there was no cumulative effect adjustment, and the adoption of this standard did not have a material impact on the Company’s financial statements.

Income Taxes Disclosures – In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

3. Significant Agreements

With regards to manufacturing, testing and potential commercial supply of Oxylanthanum Carbonate, the Company has entered into an agreement with Shilpa Medicare Ltd based in India. According to the terms of the agreement Unicycive will pay the vendor $2 million in the first calendar year when the net revenue reaches $10 million from sales of Oxylanthanum Carbonate following its approval by the FDA and commercial supply of the product by the vendor. Thereafter, the Company will pay $2 million per year for four consecutive years, after the first year’s payment, for total payments of $10 million, provided all commercial supplies are continued to be manufactured and supplied by the vendor. Unicycive is not obligated to make any payments to the vendor until FDA approval of the product is obtained and commercial revenue is generated.

In October 2017, the Company entered into an exclusive license agreement with Sphaera, a stockholder, for the rights to further develop the drug candidate, UNI 494, for commercialization. No payments were made upon execution of the agreement but payments for $50,000 will be due commencing with the initiation by the Company of a second clinical trial and $50,000 on completion of such trial. If the FDA accepts a NDA application submitted by the Company for the product, the Company will pay Sphaera $1.65 million. Upon commercialization and sale of the drug product, royalty payments will also be payable quarterly to Sphaera equal to 2% of net sales in the preceding quarter.

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Oxylanthanum Carbonate and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 313,663 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Oxylanthanum Carbonate Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for Oxylanthanum Carbonate is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for Oxylanthanum Carbonate is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Spectrum Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Spectrum Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million resulting from a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the year ended December 31, 2022. In February 2023, the Company received an upfront payment of approximately $0.7 million resulting from a sublicense development agreement with Lotus International Pte Ltd. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the year ended December 31, 2023.

On July 19, 2021, the Company entered into an agreement with Syneos Health LLC (“Syneos”) pursuant to which Syneos will provide preclinical research and analysis services related to the development of UNI-494. The initial budget for the study, which includes clinical pharmacology, translational sciences, and bioanalytical services, was approximately $2.3 million. Approximately $0.2 million has been recorded as accounts payable or accrued expense in the accompanying balance sheet as of December 31, 2022, and the research was completed during 2023.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study is approximately $3.7 million, and subsequent revisions reduced the overall budget to $3.3 million. Related payments totaling approximately $2.5 million have been paid to Quotient as of December 31, 2023. Approximately $2.0 million of related expense has been recorded, and approximately $1.0 million and $0.6 million has been recorded in prepaid expenses and other current assets in the accompanying balance sheets as of December 31, 2022 and 2023, respectively.

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

On June 29, 2022, the Company entered into an agreement with Inotiv, an Indiana based company that provides preclinical trial and related services, for the purpose of performing research in support of Oxylanthanum Carbonate. The budget for the services is approximately $1.3 million. On April 10, 2023, the Company entered into an agreement with Inotiv that provides preclinical trial and related services, for the purpose of performing research in support of UNI-494. The budget for these services is approximately $1.4 million. Approximately $2.2 million has been paid to Inotiv as of December 31, 2023, and approximately $0.4 million and $0.3 million has been recorded in prepaid expenses and other current assets in the accompanying balance sheets as of December 31, 2022 and 2023, respectively.

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

On July 27, 2022, the Company entered into an agreement with Celerion, a Nebraska based company that provides clinical trial and related services, for the purpose of performing research in support of Oxylanthanum Carbonate. The budget for the services is approximately $2.7 million, approximately $2.7 million has been paid to Celerion as of December 31, 2023, and the research was completed during 2023.

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

On June 29, 2023 and October 26, 2023, the Company entered into services agreements with Shilpa Medicare Ltd related to NDA filing support for Oxylanthanum Carbonate. The agreements provide for total payments of up to $3.7 million, and the Company has made $3.0 million in payments pursuant to the agreements as of December 31, 2023.

4. Licensing Revenues

On July 14, 2022, the Company entered into a license agreement (the “Lee’s Agreement”) with Lee’s Pharmaceutical (HK) Limited (“Lee’s”). Under the terms of the agreement, Lee’s Pharmaceutical will be responsible for development, registration filing and approval for Oxylanthanum Carbonate in China, Hong Kong, and certain other Asian markets. In addition, Lee’s will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Oxylanthanum Carbonate in the licensed territories. Both parties agreed to enter into a separate manufacturing and supply agreement whereby Unicycive will supply Lee’s with Oxylanthanum Carbonate product. The Company has received an upfront payment of approximately $1.0 million, expects to receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties of between 7% and 10% upon achievement of prespecified regulatory and commercial achievements.

The Company has evaluated the Lee’s Agreement in accordance with ASC 808, Collaborative Arrangements (“ASC 808”) and ASC 606. The Company first assessed whether the contractual arrangement is within the scope of ASC 808 which defines a collaborative arrangement as a contractual arrangement that involves a joint operating activity. Under ASC 606, the counterparty is considered a customer only if it is acquiring goods or services that are an output of the entity’s “ordinary activities”. The Lee’s Agreement is consistent with the Company’s current ongoing operations, which is an operating model adopted by many early-stage biotech companies. The license portion of the contract as well as the future potential transactions under a manufacturing and supply agreement both represent a vendor-customer relationship.

The Company does not believe that its promise to provide goods under a future manufacturing and supply agreement represents a material right to Lee’s, and therefore the promise does not represent a current performance obligation. The Company has concluded the agreement contains one performance obligation – the IP license.

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of December 31, 2022 and December 31, 2023. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of December 31, 2022 and December 31, 2023. The Company will reassess this conclusion at each reporting date.

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

On February 1, 2023, the Company entered into a license agreement (“Lotus Agreement”) with Lotus International Pte Ltd. (“Lotus”). Under the terms of the agreement, Lotus will be responsible for development, registration filing and approval for Oxylanthanum Carbonate in the licensed territory of South Korea. In addition, Lotus will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Oxylanthanum Carbonate in the licensed territory. The Company has agreed to complete development of the drug product, at its own expense, as required for obtaining regulatory approval in the U.S. Both parties agreed to enter into a separate manufacturing and supply agreement whereby Unicycive will supply Lotus with Oxylanthanum Carbonate product. The Company has received an upfront payment of $0.7 million, may receive up to $3.7 million in future milestone payments and will be eligible for tiered royalties upon achievement of specified commercial achievements.

The Company has evaluated the Lotus Agreement in accordance with ASC 808 and ASC 606. The Company first assessed whether the contractual arrangement is within the scope of ASC 808 which defines a collaborative arrangement as a contractual arrangement that involves a joint operating activity. Under ASC 606, the counterparty is considered a customer only if it is acquiring goods or services that are an output of the entity’s “ordinary activities”. The Lotus Agreement is consistent with the Company’s current ongoing operations, which is an operating model adopted by many early-stage biotech companies. The license portion of the contract as well as the future potential transactions under a manufacturing and supply agreement both represent a vendor-customer relationship.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable considerations consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of December 31, 2023. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of December 31, 2023. The Company will reassess this conclusion at each reporting date.

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

The Company has concluded that the license of the Oxylanthanum Carbonate IP is functional IP. However, since it is not distinct, revenue must be recognized based on the combination of the functional IP and the related development services. Lotus will not simultaneously receive and consume the benefits of the Oxylanthanum Carbonate IP or development services. Since the performance of the development services creates an asset that will also be used by the Company and can be licensed to other customers outside of the Territory, the Company is considered to control the asset as it is created, and it does create an asset with an alternative use. Therefore, the Company concluded that control is not deemed to be transferred over time and is instead transferred at a point in time. The intellectual property was transferred to Lotus in February 2023, and the development services were determined to be immaterial to the contract. The Company has recognized $0.7 million in the accompanying statements of operations as licensing revenue for the year ended December 31, 2023.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2022 and 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2022	2023
Prepaid directors’ and officers’ liability insurance premiums	$476	$270
Prepaid preclinical services	1,554	3,103
Other	159	325
Total	$2,189	$3,698

Property, plant and equipment as of December 31, 2022 and 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2022	2023
Leasehold improvements	$15	$21
Furniture and fixtures	14	21
Subtotal	29	42
Less accumulated depreciation	(7)	(16)
Net	$22	$26

Accounts payable as of December 31, 2022 and 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2022	2023
Trade accounts payable	$846	$821
Credit card liability	46	18
Total	$892	$839

Accrued liabilities as of December 31, 2022 and 2023 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2022	2023
Accrued labor costs	$1,487	$1,917
Accrued drug development costs	228	1,034
Other	522	283
Total	$2,237	$3,234

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

The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842, Leases. The Company classified the lease as an operating lease and, on March 15, 2023, determined that the present value of the lease was approximately $1.0 million using an estimated incremental borrowing rate of 10%. During the years ended December 31, 2022 and 2023, the Company reflected amortization of right-of-use asset of approximately $154,000 and $275,000, respectively, resulting in a right of use asset balance of approximately $0.8 million at December 31, 2023.

During the year ended December 31, 2023, the Company made cash payments on the lease of approximately $331,000 towards the lease liabilities. As of December 31, 2023, the total lease liability was $0.8 million. Rent expense for the lease for the years ended December 31, 2022 and 2023 was approximately $173,000 and $354,000, respectively.

Maturities of the Company’s lease liabilities are as follows (in thousands):

Operating Lease
Year ending December 31, 2024	$391
Year ending December 31, 2025	424
Year ending December 31, 2026	72
Total lease payments	887
Less imputed interest rate / present value discount	(94)
Present value of lease liability	793
Less current portion	(327)
Long term portion	$466

7. Related Party Transactions

Loan from Chief Executive Officer and Stockholder

The Company received advances from a stockholder of $210,000 during February 2023. The Company repaid amounts owed to the stockholder of $210,000 plus accrued interest during March 2023.

Common Stock Purchase Agreement and Service Agreement with Globavir

On July 1, 2017, as amended on April 6, 2020, the Company entered into a Service Agreement with Globavir Biosciences, Inc. (“Globavir”), a related party (the “Service Agreement”). Globavir provided administrative and consulting services and shared office space and other costs in connection with the Company’s drug development programs. The initial amended term of the Service Agreement expired on December 31, 2020, and the agreement automatically renewed for successive one-month periods after the initial termination date. Pursuant to the Service Agreement, the Company paid Globavir $50,000 per month through December 31, 2019, and $10,000 per month commencing on January 1, 2020. During the fourth quarter of 2021, after initially determining that future services under the Service Agreement were no longer required, the Company wrote off the $28,000 remaining prepaid balance due from Globavir as of December 31, 2021. During the year ended December 31, 2022, after determining that although a shared office space is no longer utilized, consulting services continued to be provided, the Company amended the Service Agreement to reflect the consulting services at a reduced service fee of $6,000 per month and a termination date of June 30, 2022. The Company has not entered into any additional agreements with Globavir during the year ended December 31, 2023.

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

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The terms of these indemnification agreements are generally perpetual any time after the execution of the agreements. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations.

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company matches each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $60,000 and $107,000 for the years ended December 31, 2022 and 2023, respectively.

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

The warrants from the initial public offering are equity classified. The following table summarizes activity for the Company’s IPO warrants for the year ended December 31, 2023:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2022	4,784,193	6.00	4.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, December 31, 2023	4,784,193	6.00	2.54	-

Issuance of Common Stock Upon Conversion of Series A-1 Preferred Stock

On June 26, 2023, the Company held its annual shareholder meeting and, as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained (see Notes 10 and 11). On July 11, 2023, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”), the Company issued a total of 19,516,205 shares of common stock and 43,649 Series A-2 Preferred Stock in settlement of the auto-conversion of the Series A-1 Preferred Stock.

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

Pursuant to the Certificate of Designation, as of March 3, 2023, each share of Series A-1 Preferred Stock was, subject to approval of the Company’s stockholders, convertible into a unit (“Unit”) consisting of: (i) shares of common stock of the Company and, if applicable, shares of Series A-2 Preferred Stock, in lieu of common stock, (ii) a tranche A warrant to acquire approximately 46,675,940 shares (excluding deemed dividends) of Series A-3 Preferred Stock (the “Tranche A Warrant”), (iii) a tranche B warrant to acquire approximately 42,432,672 shares (excluding deemed dividends) of Series A-4 Preferred Stock (the “Tranche B Warrant”), and (iv) a tranche C warrant to acquire approximately 67,892,276 shares (excluding deemed dividends) of Series A-5 Preferred Stock (the “Tranche C Warrant”, together with the Tranche A Warrant and the Tranche B Warrant, the “Warrants”). The Tranche A Warrant, for an aggregate exercise price of approximately $25 million, is exercisable until 21 days following the Company’s announcement of receipt of FDA approval for Oxylanthanum Carbonate, the Tranche B Warrant, for an aggregate exercise price of approximately $25 million, is exercisable until 21 days following the Company’s announcement of receipt of Transitional Drug Add-On Payment Adjustment (“TDAPA”) approval for Oxylanthanum Carbonate, and the Tranche C Warrant for an aggregate exercise price of approximately $50 million is exercisable until 21 days following four quarters of commercial sales of Oxylanthanum Carbonate following receipt of TDAPA approval.

The Company has designated 30,190 shares of Series A-1 Preferred Stock, 1,800,000 shares of Series A-2 Preferred Stock, 1,800,000 shares of Series A-3 Preferred Stock, 1,800,000 shares of Series A-4 Preferred Stock, and 3,600,000 shares of Series A-5 Preferred Stock, together the “Series A Preferred Stock”. The Series A Preferred Stock has a par value of $0.001 per share. The Certificate of Designation states that, to the extent that the conversion of the Series A-1 preferred stock as well as the exercise of the Warrants into Series A-2, Series A-3, Series A-4, and Series A-5 preferred stock results in a beneficial ownership interest in excess of the maximum percentage of common stock upon conversion, the holders will receive the as converted equivalent for the remaining shares in preferred stock.

The Company determined that the holders could detach the Warrants from the Series A-1 Preferred Stock, because the stock will automatically convert into shares of common stock, and the holders will be able to sell those shares while retaining the Warrants. Accordingly, the Warrants are considered freestanding from the Series A-1 Preferred Stock. The Company noted that at contract inception, the Warrants were contingently issuable upon the occurrence of a specified event (shareholder approval).

In connection with the Series A-1 Preferred Stock issuance, the Company recognized liabilities for the associated Warrants, which had an aggregate fair value of $2.8 million at the time of issuance. Offering costs of $0.2 million were allocated to the Warrants and expensed during March 2023. The fair value of the Warrants was accounted for as a reduction to the net proceeds of the Preferred Stock Offering, which resulted in an initial carrying value of $25.4 million for the Series A-1 Preferred Stock (net of $2.0 million of placement agent fees and offering costs allocated to the Series A-1 Preferred Stock). Refer to Note 11 for disclosures related to the Warrants.

On June 26, 2023, the Company held its annual shareholder meeting and, as a result, shareholder approval for the conversion of the Series A-1 Preferred Stock was obtained. On July 11, 2023, pursuant to the Certificate of Designation, the Company issued 19,516,205 shares of common stock (see Note 9) and 43,649 shares of Series A-2 Preferred Stock in partial settlement of the auto-conversion of the Series A-1 preferred shares. As of December 31, 2023, there were zero shares of Series A-1 preferred stock issued and outstanding and there were 43,649 shares of Series A-2 Preferred Stock issued and outstanding.

The Series A-1 Preferred Stock have the following rights:

Dividends: Prior to the receiving stockholder approval, dividends will accrue, on all issued and outstanding shares of Series A-1 Preferred Stock, prior to and in preference to all other shares of capital stock of the Company, at an annual rate of eight percent (8%) compounded annually on the original per share price (plus any such accreted compounded amounts); provided that such annual dividend rate shall increase to fourteen percent (14%) if stockholder approval is not obtained at the first meeting of stockholders following the date of the Preferred Stock offering. If such dividends are not declared and paid in cash, the dividend amounts will be added to the aggregate liquidation preference then outstanding of the Series A-1 Preferred Stock. As of December 31, 2023, the Company recorded $0.9 million, or $28.71 per share, of deemed dividends on the Series A-1 Preferred Stock.

Voting: Holders of the Series A-1 Preferred Stock are entitled to vote together with the common stock on an as-if-converted-to-common-stock basis as determined by dividing the liquidation preference with respect to such shares of Series A Preferred Stock by the conversion price. Holders of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Series A Preferred Stock will be entitled to one vote for each whole share of Common Stock into which their Series A Preferred Stock is then-convertible on all matters submitted to a vote of stockholders.

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

The Series A-2, A-3, A-4, and A-5 Preferred Stock have the following rights:

Dividends: While shares of Series A Preferred Stock are issued and outstanding, holders of Series A Preferred Stock shall be entitled to receive, and the Corporation shall pay, dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends (other than dividends in the form of Common Stock) actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

Voting: Holders of the Series A-2, A-3, A-4, and A-5 Preferred Stock are entitled to vote together with the common stock on an as-if-converted-to-common-stock basis as determined by dividing the liquidation preference with respect to such shares of Preferred Stock by the conversion price. Holders of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Series A Preferred Stock will be entitled to one vote for each whole share of Common Stock into which their Series A Preferred Stock is then-convertible on all matters submitted to a vote of stockholders.

At the option of the holder thereof, each share of Series A-2 Preferred Stock, Series A-3 Preferred Stock, Series A-4 Preferred Stock, or Series A-5 Preferred Stock shall be convertible into one share of common stock.

11. Warrant Liability

In connection with the Preferred Stock Offering (see Note 10), the Company issued the Warrants.

After the Warrants were legally issued as a result of the automatic conversion of the Series A-1 Preferred Stock upon shareholder approval, they became immediately exercisable at the option of the holder. The Company determined that the Warrants, while still contingently issuable, qualified as derivative instruments pursuant to ASC 815-40, Contracts in an Entity’s Own Equity and that the Warrants were considered issued for accounting purposes concurrently with the Series A-1 Preferred Stock.

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

The MCS valuation model was used for the valuation performed as of the transaction inception on March 3, 2023, and on March 31, 2023, due to uncertainty in the timing of shareholder approval and the potential variability in the Warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the Warrants became fixed. Therefore, as of December 31, 2023, the fair value of the Warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the liability associated with the three tranches of Warrants at December 31, 2023.

Tranche A Warrant	At December 31, 2023
Fair value of underlying stock	$0.87
Exercise price	$0.54
Volatility	96.5% – 139.2%
Risk free rate	4.6% – 5.3%
Dividend yield	0%
Term (in years)	0.5 – 1.5
Discount for lack of marketability	12.5%
Probability for FDA approval	29.3%

Tranche B Warrant	At December 31, 2023
Fair value of underlying stock	$0.87
Exercise price	$0.59
Volatility	114.6% – 139.2%
Risk free rate	4.4% – 4.8%
Dividend yield	0%
Term (in years)	1.0 – 2.0
Discount for lack of marketability	12.5%
Probability for FDA approval	12.0%

Tranche C Warrant	At December 31, 2023
Fair value of underlying stock	$0.87
Exercise price	$0.74
Volatility	107.8% – 114.6%
Risk free rate	4.0% – 4.4%
Dividend yield	0%
Term (in years)	2.0 – 3.0
Discount for lack of marketability	12.5%
Probability for FDA approval	4.3% – 12.5%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of December 31, 2023, the Company estimated the fair value of the Warrants to be $13.1 million.

The following table summarizes activity for the Company’s Warrants for the year ended December 31, 2023 (includes the conversion effect in the liquidation preference of accrued dividends):

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2022	-	-	-	-
Warrants issued	160,958,167	0.64	2.10	229,069
Warrants exercised	-	-	-	-
Outstanding, December 31, 2023	160,958,167	0.64	2.34	36,864

12. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 1,302,326 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, and accordingly, at December 31, 2023, approximately 12,775,996 shares are reserved for issuance. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2022, approximately 389,676 shares of common stock were available under the 2021 Plan. As of December 31, 2023, there are approximately 2,815,503 shares of common stock available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the year ended December 31, 2023:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2022	1,342,670	$2.75	8.47	$52
Options granted	8,989,487	$0.75	9.61	$1,072
Options forfeited	(21,882)	$4.39	-	$-
Options exercised	(8,189)	$3.27	-	$-
Outstanding, December 31, 2023	10,302,086	$1.00	9.34	$1,196

Options vested and exercisable as of December 31, 2023	915,187	$3.02	7.11	$96

The grant date fair value of options granted during the year ended December 31, 2023 was $5.7 million.

As of December 31, 2023, the unrecognized compensation cost related to outstanding stock options was $5 million, which is expected to be recognized as expense over approximately 2.9 years.

During August 2023, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,500, resulting in a fair value per share of $0.75. Subject to the consultant’s continued service, the restricted stock units shall vest upon the two-year anniversary of the date of grant. As of December 31, 2023, the unrecognized compensation cost related to the grant was approximately $4,000, which is expected to be recognized as expense over approximately 15 months.

During the year ended December 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of December 31, 2023, 1,357 of the options remained unvested. Proceeds received related to the unvested options of approximately $4,000 at December 31, 2023 were included in accrued liabilities on the accompanying balance sheet and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. Proceeds received related to the vested portion of options of $27,000 were reclassified to equity during the year ended December 31, 2023. The vested portion of the exercises was 382,364 shares at December 31, 2023.

During May 2022, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,200, resulting in a fair value per share of $0.72. Subject to the consultant’s continued service, the restricted stock units shall vest upon the two-year anniversary of the date of grant. As of December 31, 2023, the unrecognized compensation cost related to the grant was approximately $1,000, which is expected to be recognized as expense over approximately 5 months.

During July 2021, the Company granted a director 26,738 restricted stock units with a grant date fair value of $100,000, resulting in a fair value per share of $3.74. The restricted stock units vested in July 2022.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the years ended December 31, 2022 and 2023 (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2023

Research and development	$664	$847
General and administrative	383	920
Total stock-based compensation	$1,047	$1,767

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

Expected Dividend – Through December 31, 2023, the Company has never declared nor paid any cash dividends. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of Oxylanthanum Carbonate by the FDA if obtained, and the commencement of commercial sales.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the years ended December 31, 2022 and 2023:

	Year Ended December 31, 2022	Year Ended December 31, 2023
Expected volatility	101.00 – 105.00%	104.00 – 108.00%
Risk-free interest rate	2.90 – 3.96%	4.35 – 4.37%
Dividend yield	-%	-%
Expected term	6.25 years	5.50 - 6.25 years

13.	Income Taxes

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rate of 21% to the net loss is summarized for the years ended December 31, 2022 and 2023 is as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2023
Income taxes (benefit) at statutory rates	21.00%	21.00%
State income tax (benefit), net of federal benefit	2.39%	0.48%
Change in valuation allowance	(24.04)%	(12.24)%
Fair value adjustment on warrants	-	(7.08)%
Other	(0.65)%	(2.16)%
Effective income tax rate	-%	-%

For the years ended December 31, 2022 and 2023, the Company did not record a deferred income tax expense or benefit. Income tax expense has been nominal for the years ended December 31, 2022 and 2023.

Deferred tax assets and liabilities are recognized for the expected tax consequences attributable to the differences between financial reporting and the tax basis of existing assets and liabilities and operating loss carryforward, and they are measured using enacted tax rates expected to be in effect when differences are expected to reverse. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such loss carryforward and deferred tax asset will not be realized. Significant components of the Company’s deferred tax assets at December 31, 2022 and 2023 are shown below (in thousands):

	December 31,	December 31,
	2022	2023
Deferred tax assets:
Stock-based compensation	$373	$427
Net operating losses carryforwards	4,156	5,976
Depreciation and Amortization	428	389
Capitalized research	2,221	4,106
Accrued expenses	292	439
Gross deferred tax assets	7,470	11,337
Less: Valuation allowance	(7,438)	(11,176)
Net deferred tax assets, net of valuation allowance	$32	$161

Deferred tax liabilities:
Other	$(32)	$(161)
Total deferred tax liabilities	(32)	(161)
Net deferred tax assets / liabilities	$-	$-

The valuation allowance increased by $3.7 million during the year ended December 31, 2023. The Company has concluded, based upon ASC 740, that it is more likely than not the Company will not realize any benefit from the deferred tax assets related to certain Federal and state net operating loss and credit carryforwards. Accordingly, the Company has established a full valuation allowance against its Federal and state deferred tax assets.

As of December 31, 2023, the Company had available Federal and state net operating loss carryforwards of approximately $24.7 million and $11.6 million, respectively, to reduce future taxable income, if any. Federal net operating losses generated prior to 2018 and all state net operating losses generated expire in varying amounts beginning in 2037. The net operating losses generated after 2017 do not expire and will be able to offset 80% of taxable income generated in the future.

As of December 31, 2023, the Company had research and development credit carryforwards of approximately $629,000 and $398,000 available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. These credits have been provided a full reserve under ASC 740-10. The federal credit carryforwards begin to expire in 2037, and the state credit carryforwards can be carried forward indefinitely.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The effect of an ownership change would be the imposition of annual limitation on the use of net operating loss (“NOL”) carryforwards attributable to periods before the change in ownership. An assessment of such ownership changes under Section 382 of the Code was not completed through December 31, 2023, and as such the Company is not able to determine the impact on the NOLs and tax credit carryforwards, if any, as of the date of the financial statements. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized.

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

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2022 and 2023 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2022	2023
Beginning balance	$101	$690
Additions related to current year positions	589	152
Additions related to prior year positions	-	184
Ending balance	$690	$1,027

As of December 31, 2022 and 2023, the total unrecognized tax benefit was approximately $0.7 million and $1.0 million, respectively. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company files U.S. and state income tax returns with varying statutes of limitations. Tax years 2018 and forward remain open to examination due to the carryover of NOL carryforwards. There are no ongoing examinations by taxing authorities at this time.

14. Net loss per share

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

The following table sets forth the computation of basic and diluted net loss per share of common and preferred stock (in thousands, except share and per share data):

	Year Ended December 31,	Year Ended December 31,
	2022	2023
Numerator:
Net loss	$(18,058)	$(30,544)
Less: Deemed dividends on Series A-1 Preferred Stock	-	(867)
Net loss attributable to common shares, basic and diluted	(18,058)	(31,411)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	15,057,049	24,539,309
Net loss per share attributable to common stockholders, basic and diluted	$(1.20)	$(1.28)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,	Year Ended December 31,
	2022	2023

Options to purchase common stock	1,342,670	10,302,086
Warrants to purchase common stock	4,784,193	4,784,193
Warrants to purchase convertible preferred stock	-	160,958,167
Total	6,126,863	176,044,446

15. Subsequent Events

On March 13, 2024, the Company signed a securities purchase agreement with certain healthcare-focused institutional investors that will provide $50 million in gross proceeds to Unicycive through a private placement.

Pursuant to the securities purchase agreement, the Company issued to institutional purchasers $50 million in shares of the Company’s Series B Convertible Preferred Stock.

50,000 Shares of Series B Convertible Preferred Stock were issued at a price of $1,000.00 per share with an initial conversion price of $1.00 per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

[None.]

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of December 31, 2023. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

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

Management is taking steps to remediate the material weakness in our internal control over financial reporting. To address the issues, management has:

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

We expect to complete the remediation by the end of 2024. We expect to incur additional costs to remediate this weakness.

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

As of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to a material weakness in our internal control over financial reporting as discussed above in our evaluation of disclosure controls.

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

Management is taking steps to remediate the material weakness in our internal control over financial reporting. To address the issues, management has:

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

We expect to complete the remediation by the end of 2024. We expect to incur additional costs to remediate this weakness.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2024 (the “2024 Proxy Statement”), under the heading “Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the headings “Family Relationships and other Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2024.”

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
3.2	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 6, 2023)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.6 to Form 8-K filed on March 14, 2024)
3.5	Certificate of Elimination of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 14, 2024)
3.6	Certificate of Elimination of Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 14, 2024)
3.7	Certificate of Elimination of Series A-3 Preferred Stock (incorporated by reference to Exhibit 3.3 to Form 8-K filed on March 14, 2024)
3.8	Certificate of Elimination of Series A-4 Preferred Stock (incorporated by reference to Exhibit 3.4 to Form 8-K filed on March 14, 2024)
3.9	Certificate of Elimination of Series A-5 Preferred Stock (incorporated by reference to Exhibit 3.5 to Form 8-K filed on March 14, 2024)
3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 14, 2024)
4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Form S-1 filed on May 21, 2021)
4.2	Form of Warrant Agent Agreement (including the terms of the Warrant) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
4.3	Form of Underwriter’s Unit Purchase Option (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 31, 2022).
4.5	Form of Specimen Stock Certificate for Series A-1 Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 6, 2023)
4.6	Form of Tranche A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 6, 2023)
4.7	Form of Tranche B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 6, 2023)
4.8	Form of Tranche C Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 6, 2023)
4.9	Form of Amended and Restated Tranche A Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 14, 2024)
4.10	Form of Amended and Restated Tranche B Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 14, 2024)
4.11	Form of Amended and Restated Tranche C Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 14, 2024)
10.1+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.2+	2019 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.3+	2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-1 filed on June 7, 2021)
10.4	Assignment and Asset Purchase Agreement by and between the Company and Spectrum Pharmaceuticals, Inc., dated September 20, 2018 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed on June 7, 2021)

10.5	Exclusive License Agreement by and between the Company and Sphaera Pharma Pte. Ltd., dated October 1, 2017 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.6	Service Agreement by and between the Company and Globavir Biosciences, Inc. dated July 1, 2017 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.7+	Employment Agreement by and between the Company and Shalabh Gupta, M.D., dated May 18, 2021 (incorporated by reference to Exhibit 10.7 to Form S-1 filed on May 21, 2021)
10.8+	Employment Agreement by and between the Company and Pramod Gupta, M.D., dated March 22, 2021 incorporated by reference to Exhibit 10.8 to Form S-1 filed on May 21, 2021)
10.9+	Amendment to Employment Agreement by and between the Company and Pramod Gupta, M.D., dated April 28, 2021 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on May 21, 2021)
10.10#	Master Services Agreement, dated February 8, 2021, by and between Unicycive Therapeutics, Inc. and Ascent Development Services, Inc. (incorporated by reference to Exhibit 10.10 to Form S-1 filed on May 21, 2021)
10.11#	License Agreement effective as of July 14, 2022 by and between Unicycive Therapeutics, Inc. and Lee’s Pharmaceutical (HK) Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2022)
10.12#	License Agreement effective as of February 1, 2023 by and between Unicycive Therapeutics, Inc. and Lotus International Pte Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 2, 2023)
10.13	Form of Securities Purchase Agreement, dated March 3, 2023, by and between Unicycive Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2023)
10.14	Placement Agency Agreement, dated March 3, 2023 by and between Unicycive Therapeutics, Inc. and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 6, 2023)
10.15	Form of Amendment No. 1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 10, 2023)
10.16

Form of Exchange Agreement dated March 13, 2024 by and between Unicycive Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2024)

10.17	Securities Purchase Agreement, dated March 13, 2024, by and between Unicycive Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2024)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2022).
23.1	Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm
23.2	Consent of Grassi & Co., CPAs, P.C., independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICYCIVE THERAPEUTICS, INC.

March 28, 2024	/s/ Shalabh Gupta
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

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman of the Board of Directors	March 28, 2024
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	March 28, 2024
John Townsend	(Principal Financial and Accounting Officer)

/s/ John Ryan, M.D., Ph.D.	Director	March 28, 2024
John Ryan, M.D., Ph.D.

/s/ Sandeep Laumas, M.D.	Director	March 28, 2024
Sandeep Laumas, M.D.

/s/ Saraswati Kenkare-Mitra, Ph.D.	Director	March 28, 2024
Saraswati Kenkare-Mitra, Ph.D.

/s/ Gaurav Aggarwal, M.D.	Director	March 28, 2024
Gaurav Aggarwal, M.D.