Form 10-Q
period 2024-03-31
Unicycive Therapeutics, Inc.
filed 2024-05-13
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 37,606,630 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	March 31,
	2023	2024
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$9,701	$48,930
Prepaid expenses and other current assets	3,698	2,746
Total current assets	13,399	51,676
Right of use asset, net	766	686
Property, plant and equipment, net	26	23
Total assets	$14,191	$52,385

Liabilities, mezzanine equity, and stockholders’ deficit
Current liabilities:
Accounts payable	$839	$1,240
Accrued liabilities	3,234	3,550
Dividends payable	-	208
Warrant liability	13,134	24,941
Operating lease liability - current	327	343
Total current liabilities	17,534	30,282
Operating lease liability – long term	466	372
Total liabilities	18,000	30,654
Commitments and contingencies (Note 8)
Mezzanine equity:
Series B-1 preferred stock, $0.001 par value per share – zero shares authorized at December 31, 2023, and 50,000 shares authorized at March 31, 2024; zero shares outstanding at December 31, 2023, and 50,000 shares outstanding at March 31, 2024	-	46,187
Stockholders’ deficit:
Series A-2 preferred stock, $0.001 par value per share – 43,649 Series A-2 shares authorized at December 31, 2023 and 21,388.01 Series A-2 Prime shares authorized at March 31, 2024; 43,649 Series A-2 shares outstanding at December 31, 2023 and 19,991.51 Series A-2 Prime shares outstanding at March 31, 2024	-	-
Preferred stock: $0.001 par value per share—9,926,161 and 9,904,773 shares authorized at December 31, 2023 and March 31, 2024, respectively; zero shares issued and outstanding at December 31, 2023 and March 31, 2024	-	-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2023 and March 31, 2024; 34,756,049 and 37,606,630 shares issued and outstanding at December 31, 2023 and March 31, 2024, respectively	35	37
Additional paid-in capital	60,697	61,011
Accumulated deficit	(64,541)	(85,504)
Total stockholders’ deficit	(3,809)	(24,456)
Total liabilities and stockholders’ deficit	$14,191	$52,385

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2024

Licensing revenues:	$675	$-

Operating expenses:
Research and development	3,030	6,813
General and administrative	1,847	2,391
Total operating expenses	4,877	9,204
Loss from operations	(4,202)	(9,204)
Other income (expenses):
Interest income	14	69
Interest expense	(12)	(20)
Change in fair value of warrant liability	(10,375)	(11,808)
Total other income (expenses)	(10,373)	(11,759)
Net loss	(14,575)	(20,963)
Deemed dividend to Series A-1 preferred stockholders	(192)	-
Dividend to Series B preferred stockholders	-	(208)
Net loss attributable to common stockholders	$(14,767)	$(21,171)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(0.61)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	15,232,406	34,912,692

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series A-1				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	-	$-	15,231,655	$15	$33,516	$(33,997)	$(466)
Net loss	-	-	-	-	-	(14,575)	(14,575)
Issuance of Series A-1 preferred stock, net of issuance costs and allocated fair value of warrant liability	30,190	25,407	-	-	-	-	-
Deemed dividends on Series A-1 preferred stock	-	192	-	-	(192)	-	(192)
Issuance of common stock for exercise of options	-	-	2,181	-	7	-	7
Stock-based compensation expense	-	-	-	-	144	-	144
Balance at March 31, 2023	30,190	$25,599	15,233,836	$15	$33,475	$(48,572)	$(15,082)

	Series B-1				Series A-2		Series A-2 Prime		Additional
	Preferred Stock		Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	-	$-	34,756,049	$35	43,649	$-	-	$-	$60,697	$(64,541)	$(3,809)
Net loss	-	-	-	-	-	-	-	-	-	(20,963)	(20,963)
Issuance of Series B-1 preferred stock, net of issuance costs	50,000	46,187	-	-	-	-	-	-	-	-	-
Dividends on Series B-1 preferred stock	-		-	-	-	-	-	-	(208)	-	(208)
Exchange of Series A-2 preferred stock for Series A-2 Prime preferred stock	-	-	-	-	(43,649)	-	21,388.01	-	-	-	-
Conversion of Series A-2 Prime preferred stock into common stock	-	-	2,850,000	2	-	-	(1,396.50)	-	(2)	-	-
Issuance of common stock for exercise of options	-	-	581	-	-	-	-	-	2	-	2
Stock-based compensation expense	-	-	-	-	-	-	-	-	522	-	522
Balance at March 31, 2024	50,000	$46,187	37,606,630	$37	-	$-	19,991.51	$-	$61,011	$(85,504)	$(24,456)

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2024

Cash flows from operating activities
Net loss	$(14,575)	$(20,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2	9
Stock-based compensation expense	144	522
Change in fair value of warrant liability	10,375	11,808
Amortization of operating lease right of use asset	43	275
Changes in assets and liabilities:
Prepaid expense and other current assets	338	1,344
Accounts payable and accrued liabilities	(193)	822
Operating lease liability	(54)	(273)
Net cash used in operating activities	(3,920)	(6,456)
Cash flows from investing activities
Purchases of property, plant, and equipment	-	(6)
Net cash used in investing activities	-	(6)
Cash flows from financing activities
Payments on financed insurance policies	(240)	(496)
Issuance costs related to issuance of Series B-1 preferred stock	-	(3,813)
Proceeds from issuance of Series B-1 preferred stock	-	50,000
Issuance costs related to issuance of Series A-1 preferred stock and warrants	(2,153)	-
Proceeds from issuance of Series A-1 preferred stock and warrants	30,190	-
Net cash provided by financing activities	27,797	45,691
Net increase in cash and cash equivalents	23,877	39,229
Cash and cash equivalents at the beginning of the period	455	9,701
Cash and cash equivalents at the end of the period	$24,332	$48,930
Supplemental cash flow information

Accrued dividends on preferred stock	$192	$208
Fair value of warrants issued in connection with the issuance of preferred stock	$2,831	$-
Deferred insurance charges included in prepaid expenses and other current assets	-	146
Deferred preclinical and other charges included in prepaid expenses and other current assets	$121	$86
Cash paid for interest	-	5,000
Cash paid for income taxes	$-	$-

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with governmental regulations and the need to obtain additional financing to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. Future revenue streams may consist of collaboration or licensing revenue as well as product sales. The Company has not generated any licensing revenue during the three months ended March 31, 2024.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2023 and March 31, 2024, the Company had an accumulated deficit of $64.5 million and $ 85.5 million, respectively.

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

On March 13, 2024, the Company entered into a securities purchase agreement with certain healthcare-focused institutional investors to provide $50 million in gross proceeds through a private placement. Pursuant to the securities purchase agreement, the Company issued institutional purchasers $50 million in shares of Series B Convertible Preferred Stock. The Company received $46.2 million in net proceeds (net of issuance costs).

The Company expects to continue incurring losses in the future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s current level of expenditures, the Company believes that it has sufficient resources such that there is not substantial doubt about the ability to continue operations for at least one year after the date that these financial statements are available to be issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements of the Company as of March 31, 2024 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the periods presented. Management believes that these estimates and assumptions are reasonable; however, actual results may differ and could have a material effect on future results of operations and financial position. Significant items subject to such estimates and assumptions include revenues, stock-based compensation, research contract progress estimates, and the fair value of warrant liabilities. Actual results may materially differ from those estimates.

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

Warrant Liability

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 10), the Company established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued (and have since been issued – see Note 12), subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock. The Company accounts for these warrants as liabilities (in accordance with ASC 480, Distinguishing Liabilities from Equity) on the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liability was initially measured at fair value and is remeasured at fair value each reporting period. Changes in the fair value of the warrant liability are recognized in earnings during each period. The warrant liability is measured using Level 3 fair value inputs. See Note 12 for a description of warrant liability and the related valuations.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At March 31, 2024, management determined there were no impairments of the Company’s property and equipment.

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

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The fair value hierarchy contains the following levels:

●	Level 1 — defined as observable inputs based on unadjusted quoted prices for identical instruments in active markets;

●	Level 2 — defined as inputs other than Level 1 that are either directly or indirectly observable in the marketplace for identical or similar instruments in markets that are not active; and

●	Level 3 — defined as unobservable inputs in which little or no market data exists where valuations are derived from techniques in which one or more significant inputs are unobservable.

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of March 31, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$24,941	$24,941
Total liabilities at fair value	$-	$-	$24,941	$24,941

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$13,134	$13,134
Total liabilities at fair value	$-	$-	$13,134	$13,134

The following table summarizes the changes in fair value of the warrant liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs (in thousands):

Three Months Ended March 31, 2024
Fair value at January 1, 2023	$-
Issuance of Warrants (March 3, 2023)	2,831
Change in fair value of Warrants	10,375
Fair value at March 31, 2023	13,206
Change in fair value of warrants	(72)
Fair value at December 31, 2023	13,134
Change in fair value of warrants	11,807
Fair value at March 31, 2024	$24,941

The expense relating to the change in fair value of the warrant liability of $10.4 million and $11.8 million for the three months ended March 31, 2023 and March 31, 2024 is included in other income (expense) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2023 and March 31, 2024, the recorded values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of the instruments. Cash and cash equivalents, accounts payable, and accrued liabilities are Level 1 financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The cash and cash equivalents the Company uses to satisfy working capital and operating expense needs are held in accounts at various financial institutions. Cash balances may at times exceed federally insured limits. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. No such losses have been incurred through March 31, 2024.

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

The Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174, which became effective January 1, 2022. We are monitoring legislation for any further changes to Section 174 and the impact, if any, to the financial statements in 2024.

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

On July 19, 2021, the Company entered into an agreement with Syneos Health LLC (“Syneos”) pursuant to which Syneos will provide preclinical research and analysis services related to the development of UNI-494. The initial budget for the study, which includes clinical pharmacology, translational sciences, and bioanalytical services, was approximately $2.3 million. Approximately $2.0 million has been paid to Syneos and the research was completed during 2023.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study is approximately $3.7 million, and subsequent revisions reduced the overall budget to $2.9 million. Related payments totaling approximately $2.7 million have been paid to Quotient as of March 31, 2024, approximately $2.4 million of related expense has been recorded, and approximately $0.6 million and $0.3 million has been recorded as prepaid expenses and other current assets in the accompanying balance sheets as of December 31, 2023 and March 31, 2024, respectively.

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

On April 10, 2023, the Company entered into an agreement with Inotiv that provides preclinical trial and related services, for the purpose of performing research in support of UNI-494. The budget for these services is approximately $1.4 million. Approximately $2.8 million has been paid to Inotiv as of March 31, 2024 and approximately $0.3 million and $0.1 million has been recorded as prepaid expenses and other current assets in the accompanying balance sheets as of December 31, 2023 and March 31, 2024, respectively.

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

On June 29, 2023 and October 26, 2023, the Company entered into services agreements with Shilpa Medicare Ltd related to NDA filing support for Oxylanthanum Carbonate. The agreements provide for total payments of up to $3.7 million, and the Company has made $3.0 million in payments pursuant to the agreements as of March 31, 2024.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable considerations consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of December 31, 2023 and March 31, 2024. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of December 31, 2023 and March 31, 2024. The Company will reassess this conclusion at each reporting date.

The Company has concluded that at contract inception the total transaction price is the $1.0 million upfront fee.

The Company has concluded that the license of the Oxylanthanum Carbonate IP is functional IP as it contains all the necessary information for Lee’s to develop for commercialization in the Territory. Unicycive’s ongoing activities do not significantly affect the standalone functionality of the IP. In addition, the functionality of the IP is not expected to substantially change during the license period based on Unicycive’s activities. The revenue should therefore be recognized at a point in time. This intellectual property was transferred to Lee’s in July 2022.

On February 1, 2023, the Company entered into a license agreement (the “Lotus Agreement”) with Lotus International Pte Ltd. (“Lotus”). Under the terms of the agreement, Lotus will be responsible for development, registration filing and approval for Oxylanthanum Carbonate in the licensed territory of South Korea. In addition, Lotus will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Oxylanthanum Carbonate in the licensed territory. The Company has agreed to complete development of the drug product, at its own expense, as required for obtaining regulatory approval in the U.S. Both parties agreed to enter into a separate manufacturing and supply agreement whereby Unicycive will supply Lotus with Oxylanthanum Carbonate product. The Company has received an upfront payment of $0.7 million, may receive up to $3.7 million in future milestone payments and will be eligible for tiered royalties upon achievement of specified commercial achievements.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable considerations consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of March 31, 2024. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of December 31, 2023 and March 31, 2024. The Company will reassess this conclusion at each reporting date.

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

The Company has concluded that the license of the Oxylanthanum Carbonate IP is functional IP. However, since it is not distinct, revenue must be recognized based on the combination of the functional IP and the related development services. Lotus will not simultaneously receive and consume the benefits of the Oxylanthanum Carbonate IP or development services. Since the performance of the development services creates an asset that will also be used by the Company and can be licensed to other customers outside of the Territory, the Company is considered to control the asset as it is created and it does create an asset with an alternative use. Therefore the Company concluded that control is not deemed to be transferred over time and is instead transferred at a point in time. The intellectual property was transferred to Lotus in February 2023, and the development services were determined to be immaterial to the contract. The Company has recognized a total of $675,000 in the accompanying statements of operations as licensing revenue for the three months ended March 31, 2023.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2023 and March 31, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2023	2024

Prepaid directors and officers’ liability insurance premiums	$270	146
Prepaid preclinical services	3,103	2,097
Other	325	503
Total	$3,698	2,746

Property, plant and equipment as of December 31, 2023 and March 31, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2023	2024

Leasehold improvements	$21	21
Furniture and fixtures	21	21
Subtotal	42	42
Less accumulated depreciation	(16)	(19)
Net	$26	23

Accounts payable as of December 31, 2023 and March 31, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2023	2024

Trade accounts payable	$821	1,171
Credit card liability	18	69
Total	$839	1,240

Accrued liabilities as of December 31, 2023 and March 31, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2023	2024

Accrued labor costs	$1,917	$1,965
Accrued drug development costs	1,034	1,336
Other	283	250
Total	$3,234	$3,550

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

The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842, Leases. The Company classified the lease as an operating lease and, on March 15, 2023, determined that the present value of the lease was approximately $1.0 million using an estimated incremental borrowing rate of 10%. During the three months ended March 31, 2024, the Company reflected amortization of right-of-use asset of approximately $ 80,000, resulting in a right of use asset balance of approximately $0.7 million.

During the three months ended March 31, 2024, the Company made cash payments on the lease of $97,000 towards the lease liabilities. As of March 31, 2024, the total lease liability was approximately $0.7 million.

As of March 31, 2024, maturities of the Company’s lease liabilities are as follows (in thousands, unaudited):

Operating Lease
Year ending December 31, 2024	294
Year ending December 31, 2025	424
Year ending December 31, 2026	72
Total lease payments	790
Less imputed interest rate / present value discount	(75)
Present value of lease liability	715
Less current portion	(343)
Long term portion	$372

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

Indemnification

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $107,000 and $35,000 for the year ended December 31, 2023 and for the three months ended March 31, 2024, respectively.

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

The warrants from the initial public offering are equity classified. The following table summarizes activity for the Company’s IPO warrants for the three months ended March 31, 2024:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	4,784,193	6.00	2.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, March 31, 2024	4,784,193	6.00	2.29	-

See Note 12 for information on preferred stock warrants associated with our sale in March of Series A-1 Preferred Stock.

Issuance of Common Stock Upon Conversion of Series A-1 Preferred Stock

On June 26, 2023, the Company held its annual shareholder meeting and, as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained (see Notes 10 and 11). On July 11, 2023, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Series A Certificate of Designation”), the Company issued a total of 19,516,205 shares of common stock and 43,649 Series A-2 Preferred Stock in settlement of the auto-conversion of the Series A-1 Preferred Stock.

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

Pursuant to the Series A Certificate of Designation, as of March 3, 2023, each share of Series A-1 Preferred Stock was, subject to approval of the Company’s stockholders, convertible into a unit (“Unit”) consisting of: (i) shares of common stock of the Company and, if applicable, shares of Series A-2 Preferred Stock, in lieu of common stock, (ii) a tranche A warrant to acquire approximately 46,675,940 shares (excluding deemed dividends) of Series A-3 Preferred Stock (the “Tranche A Warrant”), (iii) a tranche B warrant to acquire approximately 42,432,672 shares (excluding deemed dividends) of Series A-4 Preferred Stock (the “Tranche B Warrant”), and (iv) a tranche C warrant to acquire approximately 67,892,276 shares (excluding deemed dividends) of Series A-5 Preferred Stock (the “Tranche C Warrant”, together with the Tranche A Warrant and the Tranche B Warrant, the “Warrants”). The Tranche A Warrant, for an aggregate exercise price of approximately $25 million, is exercisable until 21 days following the Company’s announcement of receipt of FDA approval for Oxylanthanum Carbonate, the Tranche B Warrant, for an aggregate exercise price of approximately $25 million, is exercisable until 21 days following the Company’s announcement of receipt of Transitional Drug Add-On Payment Adjustment (“TDAPA”) approval for Oxylanthanum Carbonate, and the Tranche C Warrant for an aggregate exercise price of approximately $50 million is exercisable until 21 days following four quarters of commercial sales of Oxylanthanum Carbonate following receipt of TDAPA approval.

The Company has designated 30,190 shares of Series A-1 Preferred Stock, 1,800,000 shares of Series A-2 Preferred Stock, 1,800,000 shares of Series A-3 Preferred Stock, 1,800,000 shares of Series A-4 Preferred Stock, and 3,600,000 shares of Series A-5 Preferred Stock, together the “Series A Preferred Stock”. The Series A Preferred Stock has a par value of $0.001 per share. The Series A Certificate of Designation states that, to the extent that the conversion of the Series A-1 preferred stock as well as the exercise of the Warrants into Series A-2, Series A-3, Series A-4, and Series A-5 preferred stock results in a beneficial ownership interest in excess of the maximum percentage of common stock upon conversion, the holders will receive the as converted equivalent for the remaining shares in preferred stock.

The Company determined that the Warrants are freestanding from the Series A-1 Preferred Stock, because the stock will automatically convert into shares of common stock, and the holders will be able to sell those shares while retaining the Warrants. The Company noted that at contract inception, the Warrants were contingently issuable upon the occurrence of a specified event (shareholder approval).

In connection with the Series A-1 Preferred Stock issuance, the Company recognized liabilities for the associated Warrants, which had an aggregate fair value of $2.8 million at the time of issuance. Offering costs of $0.2 million were allocated to the Warrants and expensed during March 2023. The fair value of the Warrants was accounted for as a reduction to the net proceeds of the Preferred Stock Offering, which resulted in an initial carrying value of $25.4 million for the Series A-1 Preferred Stock (net of $2.0 million of placement agent fees and offering costs allocated to the Series A-1 Preferred Stock). Refer to Note 12 for disclosures related to the Warrants.

On June 26, 2023, the Company held its annual shareholder meeting and, as a result, shareholder approval for the conversion of the Series A-1 Preferred Stock was obtained. On July 11, 2023, pursuant to the Series A Certificate of Designation, the Company issued 19,516,205 shares of common stock (see Note 9) and 43,649 shares of Series A-2 Preferred Stock in partial settlement of the auto-conversion of the Series A-1 preferred shares. As of December 31, 2023, there were zero shares of Series A-1 preferred stock issued and outstanding and there were 43,649 shares of Series A-2 Preferred Stock issued and outstanding.

The Series A-2, A-3, A-4, and A-5 Preferred Stock have the following rights:

Dividends: While shares of Series A Preferred Stock are issued and outstanding, holders of Series A Preferred Stock shall be entitled to receive, and the Corporation shall pay, dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends(other than dividends in the form of Common Stock) actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

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

Exchange Agreement

On March 13, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Investors surrendered all shares of Series A-2 Preferred Stock held by them in exchange for an aggregate of 21,388.01 shares of new preferred stock to be known as “Series A-2 Prime Preferred” (the “Exchanged Preferred”) having rights set forth the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Amended Series A Certificate of Designation”).

Concurrent with execution of the Exchange Agreement, but prior to filing of the Amended Series A Certificate of Designation with the Delaware Secretary of State, the Company filed Certificates of Elimination for each of its Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock, Series A-4 Preferred Stock and Series A-5 Preferred Stock (collectively, the “Certificates of Elimination”) with the Delaware Secretary of State.

Concurrent with the execution of the Exchange Agreement, the Company and each Investor have amended and restated the following warrants: (i) tranche A warrants to acquire an aggregate of 47,852,430 shares of Series A-3 Convertible Preferred Stock of the Company that were issued on July 11 2023 (the “Original Tranche A Warrants”) have been amended and restated to acquire an aggregate of 25,840.3122 shares of Series A-3 Convertible Preferred Stock (as amended, the “Amended Tranche A Warrants”); (ii) tranche B warrants to acquire an aggregate of 43,502,206 shares of Series A-4 Convertible Preferred Stock of the Company that were issued on July 11, 2023 (the “Original Tranche B Warrants”) have been amended and restated to acquire an aggregate of 25,666.30154 shares of Series A-4 Convertible Preferred Stock (as amended, the “Amended Tranche B Warrants”) and (iii) tranche C warrants to acquire an aggregate of 69,603,531 shares of Series A-5 Convertible Preferred Stock of the Company that were issued on July 11, 2023(the “Original Tranche C Warrants”, and together with the Original Tranche A Warrants and Tranche B Warrants, the “Original Warrants”) have been amended and restated to acquire 51,506.61294 shares of Series A-5 Convertible Preferred Stock (as amended, the “Amended Tranche C Warrants,” together with the Amended Tranche A Warrants and the Amended Tranche B Warrants, the “Amended Warrants”). The Amended Warrants have the same terms and conditions as the original warrants except that such Amended Warrants: (i) reduced the amount of shares of Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock and Series A-5 Convertible Preferred Stock into which such Amended Warrants are convertible as described above; (ii) allow for the issuance of fractional shares of Series A-3 Preferred Stock, Series A-4 Preferred Stock and Series A-5 Preferred Stock, as applicable upon exercise of such Amended Warrants and (ii) revised the exercise price to be $1,000 per share of Series A-3 Preferred Stock, Series A-4 Preferred Stock and Series A-5 Preferred Stock, as applicable in such Amended Warrants. The aggregate exercise price, the amount of shares of Common Stock upon conversion of the Series A-3 Preferred Stock, the Series A-4 Preferred Stock and the Series A-5 Preferred Stock and exercise period in the Amended Warrants did not change from the Original Warrants.

Subject to the terms and limitations contained in the Amended Series A Certificate of Designation, each share of Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock are convertible into a number shares of Common Stock obtained by dividing the Original Per Share Price ($1,000) of each such share of Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock by the applicable conversion price of $0.49, $0.54, $0.59 and $0.74 of each such share of Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock, respectively.

Pursuant to the terms of the Exchange Agreement, effective March 13, 2024, the Company filed the Amended Certificate of Designation with the Delaware Secretary of State designating, 21,400 shares as Series A-2 Prime Preferred Stock, 25,900 shares as Series A-3 Convertible Preferred Stock, 25,700 shares as Series A-4 Convertible Preferred Stock, and 51,600 shares as Series A-5 Convertible Preferred Stock (all such series of preferred stock referred to herein collectively as “Series A Preferred Stock”), each with a stated value of $1,000 per share (the “Original Per Share Price”). The Amended Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series A Preferred Stock. Terms not otherwise defined in this item shall have the meanings given in the Amended Certificate of Designation. The Amended Certificate of Designation was filed with an effective date of 6:01 a.m. ET on March 14, 2024.

The following is a summary of terms of the Series A Preferred Stock under the Amended Series A Certificate of Designation:

Dividends. At all times following the Issuance Date, while shares of Series A Preferred Stock are issued and outstanding, holders of Series A Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis and without regard to any limitations on conversion set forth herein or otherwise) to and in the same form as dividends (other than dividends in the form of Common Stock, which shall be made in accordance with the terms of the Amended Certificate of Designation) actually paid on shares of the Common Stock when, as and if such dividends (other than dividends in the form of Common Stock, which shall be made in accordance with the terms of the Amended Certificate of Designation) are paid on shares of the Common Stock.

Voting Rights. Subject to certain limitations described in the Amended Certificate of Designation, the Series A Preferred Stock is voting stock. Holders of the Series A Preferred Stock are entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock basis. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Series A Preferred Stock will be entitled to one vote for each whole share of Common Stock into which their Series A Preferred Stock is then-convertible on all matters submitted to a vote of stockholders.

Liquidation. Upon any Liquidation, the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of Series A Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series A Preferred Stock as if they had been converted to Common Stock pursuant to the terms of the Amended Certificate of Designation immediately prior to such Liquidation, without regard to any limitations on conversion set forth in the Amended Certificate of Designation or otherwise.

Conversion. Subject to the limitations set forth in the Amended Certificate of Designation, at the option of the holder, each share of Series A-2 Prime Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock shall be convertible into a number shares of Common Stock obtained by dividing the Original Per Share Price ($1,000) of each such share of Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock by the applicable conversion price of $0.49, $0.54, $0.59 and $0.74 for the Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock, respectively.

Note 11. Issuance of Series B-1 Preferred Stock

On March 13, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), 50,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), at a purchase price of $1,000 per share with an initial conversion price of $1.00 per share, subject to adjustment (the “Conversion Price”), for an aggregate gross offering price of $50 million. The Company received net proceeds of $46.2 million (net of issuance costs).

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Series B Certificate of Designation”), each share of Series B-1 Preferred Stock is, subject to the Stockholder Approval (as defined below), convertible into shares of common stock of the Company (the “Common Stock”) and, if applicable, shares of Series B-2 Convertible Preferred Stock of the Company (“Series B-2 Preferred Stock”) in an amount of shares equal to the Liquidation Preference (as defined below) divided by the Conversion Price.

Dividends will accrue, on all issued and outstanding shares of Series B-1 Preferred Stock, prior to and in preference to all other shares of capital stock of the Company, at an annual rate of eight percent (8%) compounded annually on the Original Per Share Price (plus any such accreted compounded amounts); provided that such annual dividend rate shall increase to fourteen percent (14%) if the Stockholder Approval is not obtained at the first meeting of stockholders following the Issuance Date (collectively, the “Accruing Dividends”). Such Accruing Dividends are to be paid monthly (including for any partial months) on the last day of each month beginning in the month of the Issuance Date according to the wiring instructions provided by the Holder.

At all times following the Issuance Date, while shares of Series B Preferred Stock are issued and outstanding, holders of Series B Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis and without regard to any limitations on conversion set forth herein or otherwise) to and in the same form as dividends (other than dividends in the form of Common Stock, which shall be made in accordance with the terms of the Series B Certificate of Designation) actually paid on shares of the Common Stock when, as and if such dividends (other than dividends in the form of Common Stock, which shall be made in accordance with the terms of the Series B Certificate of Designation) are paid on shares of the Common Stock.

Subject to certain limitations described in the Series B Certificate of Designation, the Series B Preferred Stock is voting stock. Holders of the Series B Preferred Stock are entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock basis. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Series B Preferred Stock will be entitled to one vote for each whole share of Common Stock into which their Series B Preferred Stock is then-convertible on all matters submitted to a vote of stockholders.

Unless and until the Company has obtained the Stockholder Approval, the number of shares of Common Stock that shall be deemed issued upon conversion of the Series B Preferred Stock (for purposes of calculating the number of aggregate votes that the holders of Series B Preferred Stock are entitled to on an as-converted basis) will be equal to that number of shares equal to 19.9% of the Company’s outstanding Common Stock as of the Signing Date (excluding for purposes of the calculation, any securities issued on the Signing Date) (the “Cap”), which each such holder being able to vote the number of shares of Series B Preferred Stock held by it relative to the total number of shares of Series B Preferred Stock then outstanding multiplied by the Cap. Notwithstanding the foregoing, the holders of the Series B Preferred Stock are not entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock-basis with regard to the approval of the issuance of Common Stock upon conversion of the Series B Preferred Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, including a change of control transaction, or Deemed Liquidation Event (any such event, a “Liquidation”) the holders of shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, and in the event of a Deemed Liquidation Event, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of the consideration payable to stockholders in such Deemed Liquidation Event or the other proceeds available for distribution to stockholders, before any payment shall be made to the holders of any other shares of capital stock of the Company by reason of their ownership thereof, an amount per share equal to the greater of (i) one times (1x) the Original Per Share Price, plus any Accruing Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon (the “Liquidation Preference”) or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into Common Stock (without regard to any limitations on conversion set forth in the Series B Certificate of Designation or otherwise) immediately prior to such Liquidation (the amount payable pursuant to this sentence is hereinafter referred to as the “Series B Liquidation Amount”). If upon any such Liquidation, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series B Preferred Stock the full Liquidation Preference, the holders of shares of Series B Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. After the payment in full of all Series B Liquidation Amount, the remaining assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, the consideration not payable to the holders of shares of Series B Preferred Stock pursuant to the Series B Certificate of Designation shall be distributed among the holders of shares of Common Stock, pro rata based on the number of shares held by each such holder.

Following the Stockholder Approval, upon any Liquidation, the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of Series B Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series B Preferred Stock as if they had been converted to Common Stock pursuant to the terms of the Series B Certificate of Designation immediately prior to such Liquidation, without regard to any limitations on conversion set forth in the Series B Certificate of Designation or otherwise.

Subject to the terms and limitations contained in the Series B Certificate of Designation, the Series B-1 Preferred Stock issued in the Private Placement will not become convertible until the Company’s stockholders approve the issuance of Common Stock upon conversion of the Series B Preferred Stock (as defined below) in excess of 19.99% of the Common Stock outstanding on the closing date (the “Stockholder Approval”). On the tenth (10th) Trading Day (as defined in the Series B Certificate of Designation) following the announcement of the Stockholder Approval, each share of Series B-1 Preferred Stock shall automatically convert into Common Stock and if applicable, Series B-2 Preferred Stock. Subject to the limitations set forth in the Series B Certificate of Designation, at the option of the holder, each share of Series B-2 Preferred Stock shall be convertible into shares of Common Stock in an amount of shares equal to the Liquidation Preference (as defined below) divided by the Conversion Price.

The Corporation shall, as soon as practicable following the Issuance Date, but not more than sixty (60) days thereafter, file a preliminary proxy statement for a vote of its stockholders to approve the issuance of Common Stock upon conversion of the Series B Preferred Stock in excess of the Cap (the “Proposal”)

12. Warrant Liability

In connection with the Series A Preferred Stock Offering (see Note 10), the Company issued the Warrants.

After the Warrants were legally issued as a result of the automatic conversion of the Series A-1 Preferred Stock upon shareholder approval, they became immediately exercisable at the option of the holder. The Company determined that the Warrants, while initially contingently issuable, qualified as derivative instruments pursuant to ASC 815-40, Contracts in an Entity’s Own Equity and that the Warrants were considered issued for accounting purposes concurrently with the Series A-1 Preferred Stock.

On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the conversion of the Series A-1 Preferred Stock was obtained. On July 11, 2023, pursuant to the Series A Certificate of Designation, the Company issued, in addition to common stock and Series A-2 Preferred Stock, (i) a Tranche A Warrant to acquire 47,852,430 shares of Series A-3 Preferred Stock, (ii) a Tranche B Warrant to acquire 43,502,206 shares of Series A-4 Preferred Stock, and (iii) a Tranche C Warrant to acquire 69,603,531 shares of Series A-5 Preferred Stock. See Note 10 for discussion of exchange agreement related to Series A-2 Preferred Stock and warrants.

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

The fair value of the Warrants associated with the Company’s March 2023 private placement transaction was determined as of March 3, 2023, and March 31, 2023, by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with the Warrants. The MCS methodology calculates the theoretical value of a warrant based on certain parameters, including: (i) the threshold of exercising the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, (vii) estimated probability assumptions surrounding shareholder approval as well as the achievement by the Company of technical milestones associated with regulatory and commercial progress, and (viii) an estimated discount for lack of marketability.

The MCS valuation model was used for the valuation performed as of the transaction inception on March 3, 2023, and on March 31, 2023, due to uncertainty in the timing of shareholder approval and the potential variability in the Warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the Warrants became fixed. Therefore, as of December 31, 2023 and March 31, 2024, the fair value of the Warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the liability associated with the three tranches of Warrants at December 31, 2023 and March 31, 2024.

Tranche A Warrant	At December 31, 2023	At March 31, 2024
Fair value of underlying stock	$0.87	$1.38
Exercise price	$0.54	$0.54
Volatility	96.5% – 139.2%	94.7% – 131.7%
Risk free rate	4.6% – 5.3%	5.0% – 5.5%
Dividend yield	0%	0%
Term (in years)	0.5 – 1.5	0.2 – 1.2
Discount for lack of marketability	12.5%	12.5%
Probability for FDA approval	29.3%	30.98%

Tranche B Warrant	At December 31, 2023	At March 31, 2024
Fair value of underlying stock	$0.87	$1.38
Exercise price	$0.59	$0.59
Volatility	114.6% – 139.2%	100.9% – 131.7%
Risk free rate	4.4% – 4.8%	4.8% – 5.2%
Dividend yield	0%	0%
Term (in years)	1.0 – 2.0	0.8 – 1.8
Discount for lack of marketability	12.5%	12.5%
Probability for FDA approval	12.0%	11.0%

Tranche C Warrant	At December 31, 2023	At March 31, 2024
Fair value of underlying stock	$0.87	$1.38
Exercise price	$0.74	$0.74
Volatility	107.8% - 114.6%	108.5%-119.6%
Risk free rate	4.0%- 4.4%	4.5% – 4.8%
Dividend yield	0%	0%
Term (in years)	2.0 - 3.0	1.8 – 2.8
Discount for lack of marketability	12.5%	12.5%
Probability for FDA approval	4.3% - 12.5%	1.56%-12.5%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of December 31, 2023 and March 31, 2024, the Company estimated the fair value of the Warrants to be $13.1 million and $24.9 million, respectively.

The following table summarizes activity for the Company’s preferred stock warrants for the three months ended March 31, 2024:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	160,958,167	$0.64	2.34	$36,864
Warrants contingently issuable	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, March 31, 2024	160,958,167	$0.64	2.09	$118,952

13. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 1,302,326 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, and accordingly, at March 31, 2024, approximately 12,775,996 shares are reserved for issuance. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2023, approximately 2,815,503 shares of common stock were available under the 2021 Plan. As of March 31, 2024, there are approximately 2,796,503 shares of common stock available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the three months ended March 31, 2024:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	10,302,086	$1.00	9.34	$1,196
Options granted	19,000	$0.83	9.82	$10
Options forfeited	-	$-	-	$-
Options exercised	(581)	$3.27	-	$-
Outstanding, March 31, 2024	10,320,505	$1.00	9.09	$6,006

Options vested and exercisable as of March 31, 2024	3,038,175	$1.45	8.58	$1,516

As of March 31, 2024, the unrecognized compensation cost related to outstanding stock options was $4.5 million, which is expected to be recognized as expense over approximately 2.8 years.

During August 2023, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,500, resulting in a fair value per share of $0.75. Subject to the consultant’s continued service, the restricted stock units shall vest upon the two-year anniversary of the date of grant. As of March 31, 2024, the unrecognized compensation cost related to the grant was approximately $3,000, which is expected to be recognized as expense over approximately 12 months.

During the year ended December 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of March 31, 2023, 776 of the options remained unvested. Proceeds received related to the unvested options of approximately $2,500 at March 31, 2024 were included in accrued liabilities on the accompanying balance sheet and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. Proceeds received related to the vested portion of options of $1,900 were reclassified to equity during the three months ended March 31, 2024. The vested portion of the exercises was 382,939 shares at March 31, 2024.

During May 2022, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,200, resulting in a fair value per share of $0.72. Subject to the consultant’s continued service, the restricted stock units shall vest upon the two-year anniversary of the date of grant. As of March 31, 2024, the unrecognized compensation cost related to the grant was approximately $800, which is expected to be recognized as expense over approximately 4 months.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three months ended March 31, 2023 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2023	2024

Research and development	$82	$228
General and administrative	62	294
Total stock-based compensation	$144	$522

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

Expected Dividend – Through March 31, 2024, the Company has never declared nor paid any cash dividends. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of Oxylanthanum Carbonate by the FDA if obtained, and the commencement of commercial sales.

There were no equity awards granted to employees, directors and non-employees for the three months ended March 31, 2023. The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the three months ended March 31, 2024:

	Three Months Ended
	March 31,
	2023	2024

Expected volatility	-	106.48%
Risk-free interest rate	-	4.05%
Dividend yield	-	-%
Expected term	-	6.25 years

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

The following table sets forth the computation of basic and diluted net loss per share of common and preferred stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2024
Numerator:
Net loss	$(14,575)	$(20,963)
Less: Deemed dividends on Series A-1 Preferred Stock	(192)	(208)
Net loss attributable to common shares, basic and diluted	(14,767)	(21,171)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	15,232,406	34,912,692
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(0.61)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2024

Options to purchase common stock	1,336,489	10,320,505
Warrants to purchase common stock	4,784,193	4,784,193
Contingently issuable warrants to purchase convertible preferred stock	157,000,888	160,958,167
Total	163,121,570	176,062,865

15. Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three-month period ended March 31, 2024 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Overview

We are a biotechnology company dedicated to developing treatments for kidney disease that have the potential to offer medical benefit. Our development programs are focused on the development of two novel therapies: Oxylanthanum Carbonate , for treatment of hyperphosphatemia in patients with chronic kidney disease, and UNI 494, for treatment of acute kidney injury (AKI).

Chronic kidney disease (CKD) is the gradual loss of kidney function that can get worse over time leading to lasting damage. Our initial focus is developing drugs and getting them approved in the U.S., and then to partner with the other global biopharmaceutical companies in the rest of the world. According to United States Renal Data System (USRDS) 2022 Annual Data Report, 30 million (14%) of adults in the United States are estimated to have CKD and, of these, approximately 13 million patients have advanced CKD (stage 3-5). Approximately 550,000 patients (ESRD) are on dialysis and of those, approximately 450,000 patients (~80%) take phosphate binders to control hyperphosphatemia hyperphosphatemia (too much phosphorus in their blood). The number of patients with ESRD in the U.S. is increasing steadily and is projected to reach between 971,000 and 1,259,000 patients in 2030.

AKI is a sudden episode of kidney failure or kidney damage (within the first 90 days of injury). After 90 days, the patient is considered to have progressed into CKD. AKI affects more than 2 million US patients and costs the healthcare system in excess of $9 billion per year. More than 300,000 patients per year in the U.S. die due to AKI that has many causes.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $14.6 million and $20.9 million for the three months ended March 31, 2023 and March 31, 2024, respectively. As of March 31, 2024, we had an accumulated deficit of $85.5 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

We have funded our operations primarily from the sale and issuance of common and preferred stock, convertible promissory notes and from a loan, including cash and deferred salary from our Chief Executive Officer and principal stockholder.

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

Recent Developments

On March 13, 2024, the Company signed a securities purchase agreement with certain healthcare-focused institutional investors that provided $50 million in gross proceeds to us through a private placement. Pursuant to the securities purchase agreement, the Company issued to institutional purchasers $50.0 million in shares of the Company’s Series B Convertible Preferred Stock. 50,000 Shares of Series B Convertible Preferred Stock were issued at a price of $1,000.00 per share and are convertible into common stock at $1.00 per share.

The COVID-19 Pandemic and its Impact on Our Business

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,			%
	2023	2024	Change	Change
	(unaudited)	(unaudited)
Licensing revenues:	$675	$0	$(675)	(100)%
Operating expenses:
Research and development	3,030	6,813	3,783	125%
General and administrative	1,847	2,391	544	29%
Total operating expenses	4,877	9,204	4,327	89%
Loss from operations	(4,202)	(9,204)	(5,002)	119%
Other income (expenses):
Interest income	14	69	55	393%
Interest expense	(12)	(20)	(8)	67%
Change in fair value of warrant liability	(10,375)	(11,808)	(1,433)	14%
Total other income (expenses)	(10,373)	(11,759)	(1,386)	13%

Net loss	$(14,575)	$(20,963)	$(6,388)	44%

Licensing Revenues

Licensing revenues of approximately $0.7 million were recorded in the three months ended March 31, 2023. There was no comparable revenue earned in the current period. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses increased by approximately $3.8 million, or 125%, from approximately $3.0 million for the three months ended March 31, 2023, to approximately $6.8 million for the three months ended March 31, 2024. The increase in research and development expenses was primarily due to a $3.6 million increase in drug development costs. Labor costs increased $50,000 from the prior period. Consulting and other costs increased $59,000. Non-cash stock compensation costs increased $146,000.

General and Administrative Expenses

General and administrative expenses increased by $544,000, or 29%, from approximately $1.8 million for the three months ended March 31, 2023, to approximately $2.4 million for the three months ended March 31, 2024 primarily due to an increase of $232,000 in non-cash stock compensation costs. Insurance expense for directors and officers decreased $97,000. Labor costs increased $188,000 from the prior period. Travel, rent, and other costs increased $219,000.

Other Income (Expenses)

Other income (expenses) increased $1.4 million, or 13%, from $10.4 in the three months ended March 31, 2023 to $11.8 million for the three months ended March 31, 2024 due primarily to a change in fair value of our warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through December 31, 2020, we have funded our operations with the sale of common and preferred stock, convertible notes and from a loan from our Chief Executive Officer and principal stockholder.

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

On March 13, 2024, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue and sell, in a private placement, 50,000 shares of our Series B Convertible Preferred Stock, par value $0.001 per share at a purchase price of $1,000 per share with an initial conversion price of $1.00 per share, for an aggregate purchase price of $50.0 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2024, we had a net loss of $20.9 million, and we expect to incur substantial additional losses in future periods. As of March 31, 2024, we had an accumulated deficit of $85.5 million.

We expect to continue incurring losses in the future and will be required to raise additional capital in the future to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, we may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. Based on our current level of expenditures, we believe that we have sufficient resources such that there is not substantial doubt about our ability to continue operations for at least one year after the date that these financial statements are available to be issued.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2024
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(3,920)	$(6,456)
Investing activities	-	(6)
Financing activities	27,797	45,691
Net increase in cash and cash equivalents	$23,877	$39,229

Cash Flows from Operating Activities

Net cash used in operating activities was $6.5 million for the three months ended March 31, 2024. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Net cash used in operating activities was $3.9 million for the three months ended March 31, 2023. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Cash Flows from Investing Activities

Net cash used in investing activities was $6,000 for the three months ended March 31, 2024 and was due to the purchase of furniture and fixtures for our corporate office.

There were no comparable fixed asset purchases during the current three months ended March 31, 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities was $45.7 million during the three months ended March 31, 2024 due primarily to the private placement financing agreement we signed on March 13, 2024.

Net cash provided by financing activities was $27.8 million during the three months ended March 31, 2023 due primarily to the private placement financing agreement we signed on March 3, 2023.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development, stock-based compensation, debt and equity classification and warrant liabilities. There have been no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2024 from those used for the year ended December 31, 2023. The below policies represent our critical accounting policies.

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

Debt and Equity Classification

In conjunction with the issuance of Series A-1 Preferred Stock in March 2023, and in conjunction with the issuance of Series B-1 Preferred Stock in March 2024, we initially account for the preferred stock as temporary, or mezzanine, equity. The Series A-1 and Series B-1 Preferred Stock do not fall within the scope of ASC 480, Distinguishing Liabilities from Equity, do not contain any embedded derivatives that require bifurcation, and are not classified as liabilities. However, as the Series A-1 and Series B-1 Preferred Stock, at issuance, are contingently redeemable upon the occurrence of an event that is not solely within our control, they are required to be initially classified as mezzanine equity and measured at the amount of net proceeds received. As the Series A-1 and Series B-1 Preferred Stock are not currently redeemable or probable of becoming redeemable, no subsequent remeasurement is required.

Warrant Liabilities

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 10), we established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued, subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock. We account for these warrants as liabilities (in accordance with ASC 480) on   the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liabilities are initially measured at fair value, resulting in an implied discount on the related preferred stock financing arrangement (recognized as a partial offset to the carrying value of the Series A-1 Preferred Stock), and are remeasured at fair value each reporting period. Changes in the fair value of the warrant liabilities are recognized in earnings during each period. The warrant liabilities are measured using Level 3 fair value inputs. See Note 12 for a description of warrant liabilities and the related valuations.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of March 31, 2024. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

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

Management is taking steps to remediate the material weakness in our internal control over financial reporting. To address the issues, we plan to hire additional personnel. Specifically, management has:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at March 31, 2024 with respect to such matters.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 2024.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	May 13, 2024
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	May 13, 2024
John Townsend	(Principal Financial and Accounting Officer)