Form 10-Q
period 2024-06-30
Unicycive Therapeutics, Inc.
filed 2024-08-14
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 94,356,212 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	June 30,
	2023	2024
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$9,701	$41,780
Prepaid expenses and other current assets	3,698	2,274
Total current assets	13,399	44,054
Right of use asset, net	766	604
Property, plant and equipment, net	26	43
Total assets	$14,191	$44,701

Liabilities, mezzanine equity, and stockholders’ deficit
Current liabilities:
Accounts payable	$839	$1,472
Accrued liabilities	3,234	3,122
Dividends payable	-	1
Warrant liability	13,134	8,131
Operating lease liability - current	327	360
Total current liabilities	17,534	13,086
Operating lease liability – long term	466	274
Total liabilities	18,000	13,360
Commitments and contingencies (Note 8)
Mezzanine equity:
Series B-1 preferred stock, $0.001 par value per share – zero shares authorized at December 31, 2023, and 50,000 shares authorized at June 30, 2024; zero shares outstanding at December 31, 2023, and 50,000 shares outstanding at June 30, 2024	-	46,187
Stockholders’ deficit:
Series A-2 preferred stock, $0.001 par value per share – 43,649 Series A-2 shares authorized at December 31, 2023 and 21,388.01 Series A-2 Prime shares authorized at June 30, 2024; 43,649 Series A-2 shares outstanding at December 31, 2023 and 17,073.07 Series A-2 Prime shares outstanding at June 30, 2024	-	-
Preferred stock: $0.001 par value per share—9,926,161 and 9,904,773 shares authorized at December 31, 2023 and June 30, 2024, respectively; zero shares issued and outstanding at December 31, 2023 and June 30, 2024	-	-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2023 and 400,000,000 shares authorized at June 30, 2024; 34,756,049 and 43,573,212 shares issued and outstanding at December 31, 2023 and June 30, 2024, respectively	35	43
Additional paid-in capital	60,697	60,760
Accumulated deficit	(64,541)	(75,649)
Total stockholders’ deficit	(3,809)	(14,846)
Total liabilities and stockholders’ deficit	$14,191	$44,701

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

Licensing revenues	$-	$-	$675	$-

Operating expenses:
Research and development	2,267	4,868	5,297	11,681
General and administrative	2,055	2,533	3,902	4,925
Total operating expenses	4,322	7,401	9,199	16,606
Loss from operations	(4,322)	(7,401)	(8,524)	(16,606)
Other income (expenses):
Interest income	234	462	248	532
Interest expense	(32)	(16)	(44)	(36)
Change in fair value of warrant liability	282	16,810	(10,093)	5,002
Total other income (expenses)	484	17,256	(9,889)	5,498
Net income (loss)	(3,838)	9,855	(18,413)	(11,108)
Deemed dividend to Series A-1 preferred stockholders	(603)	-	(795)	-
Dividend to Series B-1 preferred stockholders	-	(887)	-	(1,095)
Net income attributable to participating securities	-	(5,925)	-	-
Net income (loss) attributable to common stockholders	$(4,441)	$3,043	$(19,208)	$(12,203)
Net income (loss) per share attributable to common stockholders, basic	$(0.29)	$0.08	$(1.26)	$(0.34)
Net loss per share attributable to common stockholders, diluted	$(0.29)	$(0.15)	$(1.26)	$(0.34)
Weighted-average shares outstanding used in computing net income (loss) per share, basic	15,234,570	37,914,812	15,233,503	36,397,997
Weighted-average shares outstanding used in computing net loss per share, diluted	15,234,570	94,052,853	15,233,503	36,397,997

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series A-1				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	-	$-	15,231,655	$15	$33,516	$(33,997)	$(466)
Net loss	-	-	-	-	-	(14,575)	(14,575)
Issuance of Series A-1 preferred stock, net of issuance costs and allocated fair value of warrant liability	30,190	25,407	-	-	-	-	-
Deemed dividends on Series A-1 preferred stock	-	192	-	-	(192)	-	(192)
Issuance of common stock for exercise of options	-	-	2,181	-	7	-	7
Stock-based compensation expense	-	-	-	-	144	-	144
Balance at March 31, 2023	30,190	$25,599	15,233,836	$15	$33,475	$(48,572)	$(15,082)
Net loss	-	-	-	-	-	(3,838)	(3,838)
Deemed dividends on Series A-1 preferred stock	-	603	-	-	(603)	-	(603)
Issuance of common stock for exercise of options	-	-	2,180	-	7	-	7
Stock-based compensation expense	-	-	-	-	144	-	144
Balance at June 30, 2023	30,190	$26,202	15,236,016	$15	$33,023	$(52,410)	$(19,372)

	Series B-1				Series A-2		Series A-2 Prime		Additional
	Preferred Stock		Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	-	$-	34,756,049	$35	43,649	$-	-	$-	$60,697	$(64,541)	$(3,809)
Net loss	-	-	-	-	-	-	-	-	-	(20,963)	(20,963)
Issuance of Series B-1 preferred stock, net of issuance costs	50,000	46,187	-	-	-	-	-	-	-	-	-
Dividends on Series B-1 preferred stock	-		-	-	-	-	-	-	(208)	-	(208)
Exchange of Series A-2 preferred stock for Series A-2 Prime preferred stock	-	-	-	-	(43,649)	-	21,388.01	-	-	-	-
Conversion of Series A-2 Prime preferred stock into common stock	-	-	2,850,000	2	-	-	(1,396.50)	-	(2)	-	-
Issuance of common stock for exercise of options	-	-	581	-	-	-	-	-	2	-	2
Stock-based compensation expense	-	-	-	-	-	-	-	-	522	-	522
Balance at March 31, 2024	50,000	$46,187	37,606,630	$37	-	$-	19,991.51	$-	$61,011	$(85,504)	$(24,456)
Net income	-	-	-	-	-	-	-	-	-	9,855	9,855
Dividends Paid on Series B-1 preferred stock	-	-	-	-	-	-	-	-	(887)	-	(887)
Conversion of Series A-2 Prime preferred stock into common stock	-	-	5,956,000	6	-	-	(2,918.44)	-	(6)	-	-
Issuance of common stock for exercise of options	-	-	10,582	-	-	-	-	-	1	-	1
Stock-based compensation expense	-	-	-	-	-	-	-	-	641	-	641
Balance at June 30, 2024	50,000	$46,187	43,573,212	$43	-	$-	17,073.07	$-	$60,760	$(75,649)	$(14,846)

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities
Net loss	$(18,413)	$(11,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4	9
Stock-based compensation expense	288	1,163
Change in fair value of warrant liability	10,093	(5,002)
Amortization of operating lease right of use asset	119	162
Changes in assets and liabilities:
Prepaid expense and other current assets	(771)	1,709
Accounts payable and accrued liabilities	(635)	450
Operating lease liability	(107)	(158)
Net cash used in operating activities	(9,422)	(12,775)
Cash flows from investing activities
Purchases of property, plant, and equipment	(12)	(26)
Net cash used in investing activities	(12)	(26)
Cash flows from financing activities
Payments on financed insurance policies	(240)	(212)
Issuance costs related to issuance of Series B-1 preferred stock	-	(3,813)
Proceeds from issuance of Series B-1 preferred stock	-	50,000
Issuance costs related to issuance of Series A-1 preferred stock and warrants	(2,153)	-
Proceeds from issuance of Series A-1 preferred stock and warrants	30,190	-
Dividends on preferred stock	-	(1,095)
Net cash provided by financing activities	27,797	44,880
Net increase in cash and cash equivalents	18,363	32,079
Cash and cash equivalents at the beginning of the period	455	9,701
Cash and cash equivalents at the end of the period	$18,818	$41,780
Supplemental cash flow information

Accrued dividends on preferred stock	$795	$1
Fair value of warrants issued in connection with the issuance of preferred stock	$2,831	$-
Deferred insurance charges included in prepaid expenses and other current assets	$-	$15
Deferred preclinical and other charges included in prepaid expenses and other current assets	$151	$99
Cash paid for interest	$44	$36
Cash paid for income taxes	$-	$-

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with governmental regulations and the need to obtain additional financing to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. Future revenue streams may consist of collaboration or licensing revenue as well as product sales. The Company has not generated any licensing revenue during the six months ended June 30, 2024.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2023 and June 30, 2024, the Company had an accumulated deficit of $64.5 million and $75.6 million, respectively.

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

On March 13, 2024, the Company entered into a securities purchase agreement with certain healthcare-focused institutional investors to provide $50 million in gross proceeds through a private placement. Pursuant to the securities purchase agreement, the Company issued institutional investors $50 million in shares of Series B Convertible Preferred Stock. The Company received $46.2 million in net proceeds (net of issuance costs).

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

The accompanying unaudited financial statements of the Company as of June 30, 2024 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At June 30, 2024, management determined there were no impairments of the Company’s property and equipment.

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

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The fair value hierarchy contains the following levels:

●	Level 1 — defined as observable inputs based on unadjusted quoted prices for identical instruments in active markets;

●	Level 2 — defined as inputs other than Level 1 that are either directly or indirectly observable in the marketplace for identical or similar instruments in markets that are not active; and

●	Level 3 — defined as unobservable inputs in which little or no market data exists where valuations are derived from techniques in which one or more significant inputs are unobservable.

 The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of June 30, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$8,131	$8,131
Total liabilities at fair value	$-	$-	$8,131	$8,131

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$13,134	$13,134
Total liabilities at fair value	$-	$-	$13,134	$13,134

The following table summarizes the changes in fair value of the warrant liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs (in thousands):

Six Months Ended June 30, 2024
Fair value at January 1, 2023	$-
Issuance of Warrants (March 3, 2023)	2,831
Change in fair value of Warrants	10,375
Fair value at March 31, 2023	13,206
Change in fair value of warrants	(282)
Fair value at June 30, 2023	$12,924

Fair value at January 1, 2024	$13,134
Change in fair value of warrants	11,807
Fair value at March 31, 2024	24,941
Change in fair value of warrants	(16,810)
Fair value at June 30, 2024	$8,131

The expense relating to the change in fair value of the warrant liability of $0.3 million and $16.8 million for the three months ended June 30, 2023 and June 30, 2024 respectively is included in other income (expense) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2023 and June 30, 2024, the recorded values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of the instruments. Cash and cash equivalents, accounts payable, and accrued liabilities are Level 1 financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The cash and cash equivalents the Company uses to satisfy working capital and operating expense needs are held in accounts at various financial institutions. Cash balances may at times exceed federally insured limits. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. No such losses have been incurred through June 30, 2024.

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

Net Income (Loss) per Share

Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. Basic and diluted net income (loss) for common stock and for preferred stock is computed by dividing the sum of distributed earnings and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for the period. Diluted net income (loss) per share includes potentially dilutive securities outstanding for the period. See Note 14 for reconciliations of basic and diluted net income (loss) per share.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

3. Significant Agreements

With regards to manufacturing, testing and potential commercial supply of oxylanthanum carbonate, on October 31, 2020, the Company entered into an agreement with Shilpa Medicare Ltd (“Shilpa”) based in India. Pursuant to the Agreement, Shilpa provides certain development, manufacturing, supply and other CMC-related services related to the development and commercialization of oxylanthanum carbonate (“OLC”).

In June 2024, the Company entered into the First Amendment to Manufacturing and Supply Agreement with Shilpa (the “Amendment”). The Company has entered into the Amendment in anticipation of an increased manufacturing demand for OLC. Pursuant to the Amendment, the Company has agreed to make a binding purchase order for tablets of OLC and Shilpa has agreed to deliver such order by June 30, 2025. In addition, the Company has agreed to order additional tablets for delivery between December 31, 2025, and June 30, 2026. Further, the Company has agreed to make certain milestone payments and to provide certain funding to Shilpa for a new manufacturing line. The initial term of the Agreement shall continue until the eighth (8th) anniversary of the date of receipt by the Company of FDA approval of its NDA of OLC (the “Initial Term”). Following the Initial Term, the Agreement shall continue in effect for consecutive periods of four (4) years each unless earlier terminated pursuant to the terms of the Agreement.

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

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study is approximately $3.7 million, and subsequent revisions reduced the overall budget to $2.9 million. Related payments totaling approximately $2.8 million have been paid to Quotient as of June 30, 2024, approximately $2.7 million of related expense has been recorded, and approximately $0.6 million and $0.8 million has been recorded as prepaid expenses and other current assets in the accompanying balance sheets as of December 31, 2023 and June 30, 2024, respectively.

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

On April 10, 2023, the Company entered into an agreement with Inotiv that provides preclinical trial and related services, for the purpose of performing research in support of UNI-494. The budget for these services is approximately $2.9 million. Approximately $2.9 million has been paid to Inotiv as of June 30, 2024 and approximately $0.3 million and $0.1 million has been recorded as prepaid expenses and other current assets in the accompanying balance sheets as of December 31, 2023 and June 30, 2024, respectively.

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

On June 29, 2023 and October 26, 2023, the Company entered into services agreements with Shilpa Medicare Ltd related to NDA filing support for oxylanthanum carbonate. The agreements provide for total payments of up to $3.7 million, and the Company has made $3.0 million in payments pursuant to the agreements as of June 30, 2024.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable considerations consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of December 31, 2023 and June 30, 2024. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of December 31, 2023 and June 30, 2024. The Company will reassess this conclusion at each reporting date.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable considerations consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of June 30, 2024. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of December 31, 2023 and June 30, 2024. The Company will reassess this conclusion at each reporting date.

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

The Company has concluded that the license of the oxylanthanum carbonate IP is functional IP. However, since it is not distinct, revenue must be recognized based on the combination of the functional IP and the related development services. Lotus will not simultaneously receive and consume the benefits of the oxylanthanum carbonate IP or development services. Since the performance of the development services creates an asset that will also be used by the Company and can be licensed to other customers outside of the Territory, the Company is considered to control the asset as it is created, and it does create an asset with an alternative use. Therefore, the Company concluded that control is not deemed to be transferred over time and is instead transferred at a point in time. The intellectual property was transferred to Lotus in February 2023, and the development services were determined to be immaterial to the contract. The Company has recognized a total of $675,000 in the accompanying statements of operations as licensing revenue for the six months ended June 30, 2023.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2023 and June 30, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2023	2024

Prepaid directors’ and officers’ liability insurance premiums	$270	15
Prepaid preclinical services	3,103	1,665
Other	325	594
Total	$3,698	2,274

Property, plant and equipment as of December 31, 2023 and June 30, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2023	2024

Leasehold improvements	$21	21
Furniture and fixtures	21	21
Lab Equipment	-	26
Subtotal	42	68
Less accumulated depreciation	(16)	(25)
Net	$26	43

Accounts payable as of December 31, 2023 and June 30, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2023	2024

Trade accounts payable	$821	1,376
Credit card liability	18	96
Total	$839	1,472

Accrued liabilities as of December 31, 2023 and June 30, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2023	2024

Accrued labor costs	$1,917	$978
Accrued drug development costs	1,034	2,023
Other	283	121
Total	$3,234	$3,122

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

The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842, Leases. The Company classified the lease as an operating lease and, on March 15, 2023, determined that the present value of the lease was approximately $1.0 million using an estimated incremental borrowing rate of 10%. During the six months ended June 30, 2024, the Company reflected amortization of right-of-use asset of approximately $162,000, resulting in a right of use asset balance of approximately $0.6 million.

During the six months ended June 30, 2024, the Company made cash payments on the lease of $194,000 towards the lease liabilities. As of June 30, 2024, the total lease liability was approximately $0.6 million.

As of June 30, 2024, maturities of the Company’s lease liabilities are as follows (in thousands, unaudited):

Operating Lease
Year ending December 31, 2024	197
Year ending December 31, 2025	424
Year ending December 31, 2026	72
Total lease payments	693
Less imputed interest rate / present value discount	(59)
Present value of lease liability	634
Less current portion	(360)
Long term portion	$274

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $107,000 and $72,000 for the year ended December 31, 2023 and for the six months ended June 30, 2024, respectively.

9. Stockholders’ Deficit

Authorized Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock at par value of $0.001 per share.

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

The warrants from the initial public offering are equity classified. The following table summarizes activity for the Company’s IPO warrants for the six months ended June 30, 2024:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	4,784,193	6.00	2.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, June 30, 2024	4,784,193	6.00	2.04	-

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

Pursuant to the terms of the Exchange Agreement, effective March 13, 2024, the Company filed the Amended Certificate of Designation with the Delaware Secretary of State designating, 21,400 shares as Series A-2 Prime Preferred Stock, 25,900 shares as Series A-3 Convertible Preferred Stock, 25,700 shares as Series A-4 Convertible Preferred Stock, and 51,600 shares as Series A-5 Convertible Preferred Stock (all such series of preferred stock referred to herein collectively as “Series A Preferred Stock”), each with a stated value of $1,000 per share (the “Original Per Share Price”). The Amended Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series A Preferred Stock. Terms not otherwise defined in this item shall have the meanings given in the Amended Certificate of Designation. The Amended Certificate of Designation was filed with an effective date of March 14, 2024.

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

The Corporation shall, as soon as practicable following the Issuance Date, but not more than sixty (60) days thereafter, file a preliminary proxy statement for a vote of its stockholders to approve the issuance of Common Stock upon conversion of the Series B Preferred Stock in excess of the Cap (the “Proposal”).

Issuance of Common Stock Upon Conversion of Series B-1 Preferred Stock

On June 20, 2024, the Company held its annual shareholder meeting and, as a result, shareholder approval for the conversion of the Series B-1 Preferred Stock was obtained. On July 5, 2024, pursuant to the Series B Certificate of Designation, the Company issued 42,118,000 shares of common stock and 7,882 shares of Series B-2 Preferred Stock in settlement of the auto-conversion of the Series B-1 preferred shares. As of June 30, 2024, there were 50,000 shares of Series B-1 Preferred Stock issued and outstanding and there were zero shares of Series B-2 Preferred Stock issued and outstanding.

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

The MCS valuation model was used for the valuation performed as of the transaction inception on March 3, 2023, and on March 31, 2023, due to uncertainty in the timing of shareholder approval and the potential variability in the Warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the Warrants became fixed. Therefore, as of December 31, 2023 and June 30, 2024, the fair value of the Warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the liability associated with the three tranches of Warrants at December 31, 2023 and June 30, 2024.

Tranche A Warrant	At December 31, 2023	At June 30, 2024
Fair value of underlying stock	$0.87	$0.50
Exercise price	$0.54	$0.54
Volatility	96.5% – 139.2%	104.7% - 131.4%
Risk free rate	4.6% – 5.3%	4.8% – 5.5%
Dividend yield	0%	0%
Term (in years)	0.5 – 1.5	1.0 – 2.0
Discount for lack of marketability	12.5%	12.5%
Probability for FDA approval	29.3%	36.55 – 38.11%

Tranche B Warrant	At December 31, 2023	At June 30, 2024
Fair value of underlying stock	$0.87	$0.50
Exercise price	$0.59	$0.59
Volatility	114.6% - 139.2%	114.7% – 131.4%
Risk free rate	4.4% – 4.8%	4.7% – 4.8%
Dividend yield	0%	0%
Term (in years)	1.0 – 2.0	1.5 – 2.5
Discount for lack of marketability	12.5%	12.5%
Probability for FDA approval	12.0%	11.0%

Tranche C Warrant	At December 31, 2023	At June 30, 2024
Fair value of underlying stock	$0.87	$0.50
Exercise price	$0.74	$0.74
Volatility	107.8% - 114.6%	113.4% - 120.8%
Risk free rate	4.0%- 4.4%	4.5% – 4.8%
Dividend yield	0%	0%
Term (in years)	2.0 - 3.0	2.0 – 3.0
Discount for lack of marketability	12.5%	12.5%
Probability for FDA approval	4.3% - 12.5%	1.56%-21.6%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of December 31, 2023 and June 30, 2024, the Company estimated the fair value of the Warrants to be $13.1 million and $8.1 million, respectively.

The following table summarizes activity for the Company’s preferred stock warrants for the six months ended June 30, 2024:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	160,958,167	$0.64	2.34	$36,864
Warrants contingently issuable	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, June 30, 2024	160,958,167	$0.64	2.63	$-

13. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 1,302,326 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, for a total of 12,775,996 shares. On June 20, 2024, shareholders approved a further increase of 8,000,000 shares, to the number of shares reserved, for a total of 20,775,996 shares. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2023, approximately 2,815,503 shares of common stock were available under the 2021 Plan. As of June 30, 2024, there are approximately 8,027,805 shares of common stock available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the six months ended June 30, 2024:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	10,302,086	$1.00	9.34	$1,196
Options granted	2,787,698	$1.14	9.80	$-
Options forfeited	-	$-	-	$-
Options exercised	(1,163)	$3.27	-	$-
Outstanding, June 30, 2024	13,088,621	$1.03	9.05	$48

Options vested and exercisable as of June 30, 2024	3,877,191	$1.31	8.5	$48

As of June 30, 2024, the unrecognized compensation cost related to outstanding stock options was $6.5 million, which is expected to be recognized as expense over approximately 3.0 years.

During August 2023, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,500, resulting in a fair value per share of $0.75. Subject to the consultant’s continued service, the restricted stock units shall vest upon the two-year anniversary of the date of grant. As of June 30, 2024, the unrecognized compensation cost related to the grant was approximately $2,500, which is expected to be recognized as expense over approximately 9 months.

During the year ended December 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of June 30, 2024, 194 of the options remained unvested. Proceeds received related to the unvested options of approximately $631 at June 30, 2024 were included in accrued liabilities on the accompanying balance sheet and will be reclassified to equity as vesting occurs, provided the employees and consultants continue to provide services to the Company. Proceeds received related to the vested portion of options of $2,500 were reclassified to equity during the six months ended June 30, 2024. The vested portion of the exercises was 383,521 shares at June 30, 2024.

During May 2022, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,200, resulting in a fair value per share of $0.72. The restricted stock units vested in May 2024.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three and six months ended June 30, 2023 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2024	2023	2024

Research and development	$82	$282	$164	$510
General and administrative	62	359	124	653
Total stock-based compensation	$144	$641	$288	$1,163

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

Expected Dividend – Through June 30, 2024, the Company has never declared nor paid any cash dividends. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of oxylanthanum carbonate by the FDA if obtained, and the commencement of commercial sales.

There were no equity awards granted to employees, directors and non-employees for the six months ended June 30, 2023. The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the six months ended June 30, 2024:

	Six Months Ended
	June 30,
	2023	2024

Expected volatility	-	104%
Risk-free interest rate	-	4.49% - 4.65%
Dividend yield	-	-%
Expected term	-	6.25 years

14. Net Income (Loss) Per Share

The Company computes net income (loss) per share using the two-class method. The two-class method uses an earnings allocation formula that determines net income (loss) per share for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock units; (ii) common stock to be issued upon the assumed exercise of the Company’s common stock warrants; (iii) convertible preferred stock; and (iv) prior to issuance, the issuable warrants related to the Company’s March private placement financing.

The following table sets forth the computation of basic and diluted net income (loss) per share of common and preferred stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Basic net income (loss) per share
Numerator:
Net income (loss)	$(3,838)	$9,855	$(18,413)	$(11,108)
Net income (loss) attributable to participating securities	-	(5,925)	-	-
Deemed dividends on preferred stock	(603)	(887)	(795)	(1,095)
Net income (loss) attributable to common shares, basic	(4,441)	3,043	(19,208)	(12,203)

Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, basic	15,234,570	37,914,812	15,233,503	36,397,997
Net income (loss) per share attributable to common stockholders, basic	$(0.29)	$0.08	$(1.26)	$(0.34)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to common shares, basic	$(4,441)	$3,043	$(19,208)	$(12,203)
Change in fair value of preferred stock warrant liability	-	(16,810)	-	-
Net (loss) attributable to common shares, diluted	(4,441)	(13,767)	(19,208)	(12,203)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic	15,234,570	37,914,812	15,233,503	36,397,997
Weighted-average effect of diluted securities:
Tranche warrants to purchase convertible preferred stock	-	56,138,041	-	-
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, diluted	15,234,570	94,052,853	15,233,503	36,397,997
Net loss per share attributable to common stockholders, diluted	$(0.29)	$(0.15)	$(1.26)	$(0.34)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

Options to purchase common stock	1,334,309	13,088,427	1,334,309	13,088,427
Warrants to purchase common stock	4,784,193	4,784,193	4,784,193	4,784,193
Restricted stock units	-	10,000	-	10,000
Common stock issuable upon conversion of Series B-1 convertible preferred stock	-	50,000,000	-	50,000,000
Common stock issuable upon conversion of Series A-2 Prime convertible preferred stock	-	34,843,000	-	34,843,000
Warrants to purchase convertible preferred stock	160,958,167	-	160,958,167	160,958,167
Total	167,076,669	102,725,620	167,076,669	263,683,787

15. Subsequent Events

On July 5, 2024, the Company completed the automatic conversion of the Series B-1 convertible preferred stock whereby each share of Series B-1 preferred stock converted into a combination of common stock and Series B-2 convertible preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three-month period ended June 30, 2024 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $18.4 million and $11.1 million for the six months ended June 30, 2023 and June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $75.6 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Recent Developments

On March 13, 2024, we signed a securities purchase agreement with certain healthcare-focused institutional investors that provided $50 million in gross proceeds to us through a private placement. Pursuant to the securities purchase agreement, we issued to institutional investors $50.0 million in shares of our Series B Convertible Preferred Stock. 50,000 Shares of Series B Convertible Preferred Stock were issued at a price of $1,000.00 per share and are convertible into common stock at $1.00 per share.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2024	Change	% Change
	(unaudited)	(unaudited)
Licensing revenues:	$-	$-	$-	-
Operating expenses:
Research and development	2,267	4,868	2,601	115%
General and administrative	2,055	2,533	478	23%
Total operating expenses	4,322	7,401	3,079	71%
Loss from operations	(4,322)	(7,401)	(3,079)	71%
Other income (expenses):
Interest income	234	462	228	97%
Interest expense	(32)	(16)	16	(50)%
Change in fair value of warrant liability	282	16,810	16,528	5,861%
Total other income (expenses)	484	17,256	16,772	3,465%

Net income (loss)	$(3,838)	$9,855	$13,693	(357)%

Licensing Revenues

There was no Licensing revenue recorded in the three months ended June 30, 2023 or in the three months ended June 30, 2024. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses increased by approximately $2.6 million, or 115%, from approximately $2.3 million for the three months ended June 30, 2023, to approximately $4.9 million for the three months ended June 30, 2024. The increase in research and development expenses was primarily due to a $2.2 million increase in drug development costs. Labor costs increased $88,000 from the prior period. Consulting and other costs increased $147,000. Non-cash stock compensation costs increased $200,000.

General and Administrative Expenses

General and administrative expenses increased by $478,000, or 23%, from approximately $2.1 million for the three months ended June 30, 2023, to approximately $2.5 million for the three months ended June 30, 2024 primarily due to an increase of $297,000 in non-cash stock compensation costs. Insurance expense decreased $68,000. Labor costs increased $92,000 from the prior period. Travel, rent, and other costs increased $157,000.

Other Income (Expenses)

Other income (expenses) increased $ 16.8 million, or 3465%, from $0.5 in the three months ended June 30, 2023 to $17.3 million for the three months ended June 30, 2024 due primarily to a change in fair value of our warrant liability.

Comparison of the Six Months Ended June 30, 2023 and 2024

	Six Months Ended June 30,
	2023	2024	Change	% Change
	(unaudited)	(unaudited)
Licensing revenues:	$675	$-	$(675)	100%
Operating expenses:
Research and development	5,297	11,681	6,384	121%
General and administrative	3,902	4,925	1,023	26%
Total operating expenses	9,199	16,606	7,407	81%
Loss from operations	(8,524)	(16,606)	(8,082)	95%
Other income (expenses):
Interest income	248	532	284	115%
Interest expense	(44)	(36)	8	(18)%
Change in fair value of warrant liability	(10,093)	5,002	15,095	(150)%
Total other income (expenses)	(9,889)	5,498	15,387	(156)%

Net loss	$(18,413)	$(11,108)	$7,305	(40)%

Licensing Revenues

Licensing revenues decreased approximately $0.7 million, or 100%, from the six months ended June 30, 2023 due to an upfront payment of approximately $0.7 million associated with a licensing agreement entered into with Lotus International Pte Ltd. in February 2023. There was no comparable revenue earned in the current period. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses increased by approximately $6.4 million, or 121%, from approximately $5.3 million for the six months ended June 30, 2023 to approximately $11.7 million for the six months ended June 30, 2024. The increase in research and development expenses was primarily due to a $5.8 million increase in drug development costs. Labor costs increased $137,000 from the prior period. Consulting and other costs increased $93,000. Non-cash stock compensation increased $345,000.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 26%, from approximately $3.9 million for the six months ended June 30, 2023 to approximately $4.9 million for the six months ended June 30, 2024 primarily due to an increase of $530,000 in noncash stock compensation expense. Labor costs increased $281,000. Insurance, travel and other costs increased $212,000 from the prior period.

Other Income (Expenses)

Other income (expenses) increased by $15.4 million (income), or 156%, from $9.9 million expense in the six months ended June 30, 2023 to $5.5 million income for the six months ended June 30, 2024 due primarily to the change in fair value of our warrant liability.

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

On March 13, 2024, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue and sell, in a private placement, 50,000 shares of our Series B Convertible Preferred Stock, par value $0.001 per share at a purchase price of $1,000 per share with an initial conversion price of $1.00 per share, for an aggregate purchase price of $50.0 million.

Future Funding Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2024, we had a net loss of $11.1 million, and we expect to incur substantial additional losses in future periods. As of June 30, 2024, we had an accumulated deficit of $75.6 million.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2024
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(9,422)	$(12,775)
Investing activities	(12)	(26)
Financing activities	27,797	44,880
Net increase in cash and cash equivalents	$18,363	$32,079

Cash Flows from Operating Activities

Net cash used in operating activities was $ 12.8 million for the six months ended June 30, 2024. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Net cash used in operating activities was $9.4 million for the six months ended June 30, 2023. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Cash Flows from Investing Activities

Net cash used in investing activities was $26,000 for the six months ended June 30, 2024 and was due to the purchase of lab equipment.

Net cash used in investing activities was $12,000 for the six months ended June 30, 2023 and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash provided by financing activities was $44.9 million during the six months ended June 30, 2024 due primarily to the private placement financing agreement we signed on March 13, 2024.

Net cash provided by financing activities was $27.8 million during the six months ended June 30, 2023 due primarily to the private placement financing agreement we signed on March 3, 2023.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development, stock-based compensation, debt and equity classification and warrant liabilities. There have been no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2024 from those used for the year ended December 31, 2023. The below policies represent our critical accounting policies.

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

Warrant Liabilities

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 10), we established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued, subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock. We account for these warrants as liabilities (in accordance with ASC 480, Distinguishing Liabilities from Equity) on the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liabilities are initially measured at fair value, resulting in an implied discount on the related preferred stock financing arrangement (recognized as a partial offset to the carrying value of the Series A-1 Preferred Stock), and are remeasured at fair value each reporting period. Changes in the fair value of the warrant liabilities are recognized in earnings during each period. The warrant liabilities are measured using Level 3 fair value inputs. See Note 12 for a description of warrant liabilities and the related valuations.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of June 30, 2024. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at June 30, 2024 with respect to such matters.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Manufacturing and Supply Agreement dated as of October 31, 2020 by and between Unicycive Therapeutics, Inc. and Shilpa Medicare Ltd. @
10.2	First Amendment to Manufacturing and Supply Agreement dated June 25, 2024 by and between Unicycive Therapeutics, Inc. and Shilpa Medicare Ltd. @
10.3	Employment Agreement (this “Agreement”), dated August 12, 2024, by and among Unicycive Therapeutics Inc. and Doug Jermasek.
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

@	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because such information is both not material and is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2024.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	August 14, 2024
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	August 14, 2024
John Townsend	(Principal Financial and Accounting Officer)