Form 10-Q
period 2024-09-30
Unicycive Therapeutics, Inc.
filed 2024-11-13
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 103,796,406 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	September 30,
	2023	2024
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$9,701	$32,347
Prepaid expenses and other current assets	3,698	5,394
Total current assets	13,399	37,741
Right of use asset, net	766	772
Property, plant and equipment, net	26	61
Total assets	$14,191	$38,574

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$839	$548
Accrued liabilities	3,234	2,992
Warrant liability	13,134	6,377
Operating lease liability - current	327	542
Total current liabilities	17,534	10,459
Operating lease liability – long term	466	265
Total liabilities	18,000	10,724
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Series A-2 Prime preferred stock, $0.001 par value per share – 43,649 Series A-2 shares authorized at December 31, 2023 and 21,388.01 Series A-2 Prime shares authorized at September 30, 2024; 43,649 Series A-2 shares outstanding at December 31, 2023 and 11,111.24 Series A-2 Prime shares outstanding at September 30, 2024	-	-
Series B-2 preferred stock, $0.001 par value per share – zero Series B-2 shares authorized at December 31, 2023 and 7,882 Series B-2 Prime shares authorized at September 30, 2024; zero Series B-2 shares outstanding at December 31, 2023 and 7,882 Series B-2 shares outstanding at September 30, 2024	-	-
Preferred stock: $0.001 par value per share—10,000,000 shares authorized at December 31, 2023 and September 30, 2024; zero shares issued and outstanding at December 31, 2023 and September 30, 2024	-	-
Common stock, $0.001 par value per share – 200,000,000 shares authorized at December 31, 2023 and 400,000,000 shares authorized at September 30, 2024; 34,756,049 and 97,858,406 shares issued and outstanding at December 31, 2023 and September 30, 2024, respectively	35	98
Additional paid-in capital	60,697	107,497
Accumulated deficit	(64,541)	(79,745)
Total stockholders’ (deficit) equity	(3,809)	27,850
Total liabilities and stockholders’ (deficit) equity	$14,191	$38,574

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

Licensing revenues	$-	$-	$675	$-

Operating expenses:
Research and development	3,372	3,045	8,669	14,726
General and administrative	2,566	3,206	6,467	8,130
Total operating expenses	5,938	6,251	15,136	22,856
Loss from operations	(5,938)	(6,251)	(14,461)	(22,856)
Other income (expenses):
Interest income	227	416	475	947
Interest expense	(18)	(15)	(63)	(51)
Change in fair value of warrant liability	1,396	1,754	(8,697)	6,756
Total other income (expenses)	1,605	2,155	(8,285)	7,652
Net loss	(4,333)	(4,096)	(22,746)	(15,204)
Deemed dividends to Series A-1 preferred stockholders	(72)	-	(867)	-
Cash dividends to Series B-1 preferred stockholders	-	-	-	(1095)
Net loss attributable to common stockholders	$(4,405)	$(4,096)	$(23,613)	$(16,299)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.05)	$(1.12)	$(0.30)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	32,633,074	88,943,212	21,100,206	54,073,701

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series A-1				Series A-2		Additional
	Preferred Stock		Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	-	$-	15,231,655	$15	-	-	$33,516	$(33,997)	$(466)
Net loss	-	-	-	-	-	-	-	(14,575)	(14,575)
Issuance of Series A-1 preferred stock, net of issuance costs and allocated fair value of warrant liability	30,190	25,407	-	-	-	-	-	-	-
Deemed dividends on Series A-1 preferred stock	-	192	-	-	-	-	(192)	-	(192)
Issuance of common stock for exercise of options	-	-	2,181	-	-	-	7	-	7
Stock-based compensation expense	-	-	-	-	-	-	144	-	144
Balance at March 31, 2023	30,190	$25,599	15,233,836	$15	-	-	$33,475	$(48,572)	$(15,082)
Net loss	-	-	-	-	-	-	-	(3,838)	(3,838)
Deemed dividends on Series A-1 preferred stock	-	603	-	-	-	-	(603)	-	(603)
Issuance of common stock for exercise of options	-	-	2,180	-	-	-	7	-	7
Stock-based compensation expense	-	-	-	-	-	-	144	-	144
Balance at June 30, 2023	30,190	$26,202	15,236,016	$15	-	$-	$33,023	$(52,410)	$(19,372)
Net loss	-	-	-	-	-	-	-	(4,333)	(4,333)
Deemed dividends on Series A-1 preferred stock	-	72	-	-	-	-	(72)	-	(72)
Issuance of Series A-2 preferred stock and common stock upon conversion of Series A-1 preferred stock	(30,190)	(26,274)	19,516,205	20	43,649	44	26,211	-	26,275
Issuance of common stock from exercise of options	-	-	2,180	-	-	-	7	-	7
Stock-based compensation expense	-	-	-	-	-	-	929	-	929
Balance at September 30, 2023	-	$-	34,754,401	$35	43,649	$44	$60,098	$(56,743)	$3,434

	Series B-1 Preferred Stock		Common Stock		Series A-2 Preferred Stock		Series A-2 Prime Preferred Stock		Series B-2 Preferred Stock		Additional Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	-	$-	34,756,049	$35	43,649	$-	-	$-	-	$-	$60,697	$(64,541)	$(3,809)
Net loss	-	-	-	-	-	-	-	-			-	(20,963)	(20,963)
Issuance of Series B-1 preferred stock, net of issuance costs	50,000	46,187	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series B-1 preferred stock	-	-	-	-	-	-	-	-	-	-	(208)	-	(208)
Exchange of Series A-2 preferred stock for Series A-2 Prime preferred stock	-	-	-	-	(43,649)	-	21,388.01	-	-	-	-	-	-
Conversion of Series A-2 Prime preferred stock into common stock	-	-	2,850,000	2	-	-	(1,396.50)	-	-	-	(2)	-	-
Issuance of common stock for exercise of options	-	-	581	-	-	-	-	-	-	-	2	-	2
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	522	-	522
Balance at March 31, 2024	50,000	$46,187	37,606,630	$37	-	$-	19,991.51	$-	-	$-	$61,011	$(85,504)	$(24,456)
Net income	-	-	-	-	-	-	-	-			-	9,855	9,855
Dividends Paid on Series B-1 preferred stock	-	-	-	-	-	-	-	-	-	-	(887)	-	(887)
Conversion of Series A-2 Prime preferred stock into common stock	-	-	5,956,000	6	-	-	(2,918.44)	-	-	-	(6)	-	-
Issuance of common stock for exercise of options	-	-	10,582	-	-	-	-	-	-	-	1	-	1
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	641	-	641
Balance at June 30, 2024	50,000	$46,187	43,573,212	$43	-	$-	17,073.07	$-	-	$-	$60,760	$(75,649)	$(14,846)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,096)	(4,096)
Issuance of Series B-2 preferred stock and common stock upon conversion of Series B-1 preferred stock	(50,000)	$(46,187)	54,285,000	$55	-	$-	(5,961.83)	$-	7,882	-	46,132	-	$46,187
Issuance of common stock for exercise of options	-	-	194	-	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	605	-	605
Balance at September 30, 2024	-	-	97,858,406	98	-	-	11,111.24	-	7,882	-	104,497	(79,745)	27,850

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities
Net loss	$(22,746)	$(15,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6	15
Stock-based compensation expense	1,217	1,768
Change in fair value of warrant liability	8,697	(6,756)
Amortization of operating lease right of use asset	196	279
Changes in assets and liabilities:
Prepaid expense and other current assets	(1,884)	(1,677)
Accounts payable and accrued liabilities	849	(181)
Operating lease liability	(179)	(271)
Net cash used in operating activities	(13,844)	(22,027)
Cash flows from investing activities
Purchases of property, plant, and equipment	(12)	(50)
Net cash used in investing activities	(12)	(50)
Cash flows from financing activities
Payments on financed insurance policies	(291)	(368)
Issuance costs related to issuance of Series B-1 preferred stock	-	(3,813)
Proceeds from issuance of Series B-1 preferred stock	-	50,000
Issuance costs related to issuance of Series A-1 preferred stock and warrants	(2,153)	-
Proceeds from issuance of Series A-1 preferred stock and warrants	30,190	-
Dividends on preferred stock	-	(1,095)
Net cash provided by financing activities	27,746	44,723
Net increase in cash and cash equivalents	13,890	22,646
Cash and cash equivalents at the beginning of the period	455	9,701
Cash and cash equivalents at the end of the period	$14,345	$32,347
Supplemental cash flow information

Accrued dividends on preferred stock	$867	$-
Fair value of warrants issued in connection with the issuance of preferred stock	$2,831	$-
Issuance of Series A-2 preferred stock and common stock upon conversion of Series A-1 preferred stock	26,274	-
Issuance of Series B-2 preferred stock and common stock upon conversion of Series B-1 preferred stock	-	46,187
Deferred insurance charges included in prepaid expenses and other current assets	$-	$397
Deferred preclinical and other charges included in prepaid expenses and other current assets	$293	$19
Cash paid for interest	$-	$51
Cash paid for income taxes	$-	$-

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

In 2017, the Company in-licensed the drug candidate UNI 494 from Sphaera Pharma Pte. Ltd, a Singapore-based corporation, (“Sphaera”) (Note 3). UNI 494 is a pro-drug of nicorandil that is being developed as a treatment for acute kidney injury.

The Company continues to evaluate the licensing of additional technologies and drugs, targeting orphan diseases and other renal, liver and other metabolic diseases affecting fibrosis and inflammation.

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with governmental regulations and the need to obtain additional financing to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. Future revenue streams may consist of collaboration or licensing revenue as well as product sales. The Company has not generated any licensing revenue during the nine months ended September 30, 2024.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2023 and September 30, 2024, the Company had an accumulated deficit of $64.5 million and $79.7 million, respectively.

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

On March 13, 2024, the Company entered into a securities purchase agreement with certain healthcare-focused institutional investors to provide $50.0 million in gross proceeds through a private placement. Pursuant to the securities purchase agreement, the Company issued institutional investors $50.0 million in shares of Series B Convertible Preferred Stock. The Company received $46.2 million in net proceeds (net of issuance costs).

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

The accompanying unaudited financial statements of the Company as of September 30, 2024 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024.

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

The Company’s general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At September 30, 2024, management determined there were no impairments of the Company’s property and equipment.

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

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The fair value hierarchy contains the following levels:

●	Level 1 — defined as observable inputs based on unadjusted quoted prices for identical instruments in active markets;

●	Level 2 — defined as inputs other than Level 1 that are either directly or indirectly observable in the marketplace for identical or similar instruments in markets that are not active; and

●	Level 3 — defined as unobservable inputs in which little or no market data exists where valuations are derived from techniques in which one or more significant inputs are unobservable.

 The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of September 30, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$6,377	$6,377
Total liabilities at fair value	$-	$-	$6,377	$6,377

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$13,134	$13,134
Total liabilities at fair value	$-	$-	$13,134	$13,134

The following table summarizes the changes in fair value of the warrant liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs (in thousands):

Nine months Ended September 30, 2024
Fair value at January 1, 2023	$-
Issuance of Warrants (March 3, 2023)	2,831
Change in fair value of Warrants	10,375
Fair value at March 31, 2023	13,206
Change in fair value of warrants	(282)
Fair value at June 30, 2023	12,924
Change in fair value of warrants	(1,396)
Fair value at September 30, 2023	$11,528

Fair value at January 1, 2024	$13,134
Change in fair value of warrants	11,807
Fair value at March 31, 2024	24,941
Change in fair value of warrants	(16,810)
Fair value at June 30, 2024	8,131
Change in fair value of warrants	(1,754)
Fair value at September 30, 2024	$6,377

The expense relating to the change in fair value of the warrant liability of $8.7 million and $6.8 million for the nine months ended September 30, 2023 and September 30, 2024, respectively, is included in other income (expense) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2023 and September 30, 2024, the recorded values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of the instruments. Cash and cash equivalents, accounts payable, and accrued liabilities are Level 1 financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The cash and cash equivalents the Company uses to satisfy working capital and operating expense needs are held in accounts at various financial institutions. Cash balances may at times exceed federally insured limits. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. No such losses have been incurred through September 30, 2024.

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

In June 2024, the Company entered into the First Amendment to Manufacturing and Supply Agreement with Shilpa (the “Amendment”). The Company has entered into the Amendment in anticipation of an increased manufacturing demand for OLC. Pursuant to the Amendment, the Company has agreed to make a binding purchase order for tablets of OLC and Shilpa has agreed to deliver such order by September 30, 2025. In addition, the Company has agreed to order additional tablets for delivery between December 31, 2025, and September 30, 2026. Further, the Company has agreed to make certain milestone payments and to provide certain funding to Shilpa for a new manufacturing line. The initial term of the Agreement shall continue until the eighth (8th) anniversary of the date of receipt by the Company of FDA approval of its NDA of OLC (the “Initial Term”). Following the Initial Term, the Agreement shall continue in effect for consecutive periods of four (4) years each unless earlier terminated pursuant to the terms of the Agreement.

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

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study is approximately $3.7 million, and subsequent revisions reduced the overall budget to $2.9 million. Related payments totaling approximately $2.8 million have been paid to Quotient as of September 30, 2024, approximately 2.8 million of related expense has been recorded, and approximately $0.6 million and $0.6 million has been recorded as prepaid expenses and other current assets in the accompanying balance sheets as of December 31, 2023 and September 30, 2024, respectively.

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

On April 10, 2023, the Company entered into an agreement with Inotiv that provides preclinical trial and related services, for the purpose of performing research in support of UNI-494. The budget for these services is approximately $2.9 million. Approximately $2.9 million has been paid to Inotiv as of September 30, 2024 and approximately $0.3 million and $0.1 million has been recorded as prepaid expenses and other current assets in the accompanying balance sheets as of December 31, 2023 and September 30, 2024, respectively.

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

On June 29, 2023 and October 26, 2023, the Company entered into services agreements with Shilpa Medicare Ltd related to NDA filing support for oxylanthanum carbonate. The agreements provide for total payments of up to $3.7 million, and the Company has made $3.0 million in payments pursuant to the agreements as of September 30, 2024.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable considerations consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of December 31, 2023 and September 30, 2024. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of December 31, 2023 and September 30, 2024. The Company will reassess this conclusion at each reporting date.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable considerations consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of September 30, 2024. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of December 31, 2023 and September 30, 2024. The Company will reassess this conclusion at each reporting date.

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

The Company has concluded that the license of the oxylanthanum carbonate IP is functional IP. However, since it is not distinct, revenue must be recognized based on the combination of the functional IP and the related development services. Lotus will not simultaneously receive and consume the benefits of the oxylanthanum carbonate IP or development services. Since the performance of the development services creates an asset that will also be used by the Company and can be licensed to other customers outside of the Territory, the Company is considered to control the asset as it is created, and it does create an asset with an alternative use. Therefore, the Company concluded that control is not deemed to be transferred over time and is instead transferred at a point in time. The intellectual property was transferred to Lotus in February 2023, and the development services were determined to be immaterial to the contract. The Company has recognized a total of $675,000 in the accompanying statements of operations as licensing revenue for the nine months ended September 30, 2023.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2023 and September 30, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2023	2024

Prepaid directors’ and officers’ liability insurance premiums	$270	$397
Prepaid preclinical services	3,103	4,310
Other	325	687
Total	$3,698	$5,394

Property, plant and equipment as of December 31, 2023 and September 30, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2023	2024

Leasehold improvements	$21	$37
Furniture and fixtures	21	29
Lab Equipment	-	26
Subtotal	42	92
Less accumulated depreciation	(16)	(31)
Net	$26	$61

Accounts payable as of December 31, 2023 and September 30, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2023	2024

Trade accounts payable	$821	$519
Credit card liability	18	29
Total	$839	$548

Accrued liabilities as of December 31, 2023 and September 30, 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2023	2024

Accrued labor costs	$1,917	$1,402
Accrued drug development costs	1,034	1,068
Other	283	522
Total	$3,234	$2,992

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

The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842, Leases. The Company classified the lease as an operating lease and, on March 15, 2023, determined that the present value of the lease was approximately $1.0 million using an estimated incremental borrowing rate of 10%. During the nine months ended September 30, 2024, the Company reflected amortization of right-of-use asset of approximately $ 265,000, resulting in a right of use asset balance of approximately $0.8 million.

During the nine months ended September 30, 2024, the Company made cash payments on the lease of $ 329,000 towards the lease liabilities. As of September 30, 2024, the total lease liability was approximately $ 0.8 million.

As of September 30, 2024, maturities of the Company’s lease liabilities are as follows (in thousands, unaudited):

Operating Lease
Year ending December 31, 2024	$144
Year ending December 31, 2025	608
Year ending December 31, 2026	118
Total lease payments	871
Less imputed interest rate / present value discount	(64)
Present value of lease liability	807
Less current portion	(542)
Long term portion	$265

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $107,000 and $104,000 for the year ended December 31, 2023 and for the nine months ended September 30, 2024, respectively.

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

The warrants from the initial public offering are equity classified. The following table summarizes activity for the Company’s IPO warrants for the nine months ended September 30, 2024:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	4,784,193	6.00	2.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, September 30, 2024	4,784,193	6.00	1.79	-

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

Note 11. Issuance of Series B-1 Preferred Stock

On March 13, 2024, we signed a securities purchase agreement with certain healthcare-focused institutional investors that provided $50 million in gross proceeds to us through a private placement. Pursuant to the securities purchase agreement, we issued to institutional investors $50.0 million in shares of our Series B-1 Convertible Preferred Stock. 50,000 Shares of Series B-1 Convertible Preferred Stock were issued at a price of $1,000.00 per share and each share is convertible into shares of common stock at a rate equal to the initial $1,000 purchase price divided by the initial conversion price of $1.00 per share.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Series B Certificate of Designation”), as of March 14, 2024, each share of Series B-1 Preferred Stock is, subject to approval of the Company’s stockholders, convertible into shares of common stock of the Company and, if applicable, shares of Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”), in lieu of common stock

The Company has designated 50,000 shares of Series A-1 Preferred Stock and 50,000 shares of Series B-2 Preferred Stock. The Series B Certificate of Designation states that, to the extent that the conversion of the Series B-1 preferred stock results in a beneficial ownership interest in excess of the maximum percentage of common stock upon conversion, the holders will receive the as converted equivalent for the remaining shares in preferred stock.

On June 20, 2024, we held our annual stockholder meeting, and as a result, stockholder approval for the conversion of the Series B-1 Convertible Preferred Stock was obtained. On July 5, 2024, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock, the Company issued 42,118,000 shares of common stock and 7,882 shares of Series B-2 preferred stock in settlement of the automatic conversion of the Series B-1 Convertible Preferred Stock.

The Series B-1 Preferred Stock have the following rights:

Dividends: Prior to the receiving Stockholder Approval, dividends will accrue, on all issued and outstanding shares of Series A-1 Preferred Stock, prior to and in preference to all other shares of capital stock of the Company, at an annual rate of eight percent (8%) compounded annually on the original per share price (plus any such accreted compounded amounts); provided that such annual dividend rate shall increase to fourteen percent (14%) if Stockholder Approval is not obtained at the first meeting of stockholders following the date of the Preferred Stock offering. If such dividends are not declared and paid in cash, the dividend amounts will be added to the aggregate liquidation preference then outstanding of the Series B-1 Preferred Stock. At all times following the Issuance Date, while shares of Series B-1 Preferred Stock are issued and outstanding, holders of Series B Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series B-1 Preferred Stock equal (on an as-if-converted-to-Common-Stock basis and without regard to any limitations on conversion set forth herein or otherwise) to and in the same form as dividends (other than dividends in the form of Common Stock, which shall be made in accordance with the terms of the Series B Certificate of Designation) actually paid on shares of the Common Stock when, as and if such dividends (other than dividends in the form of Common Stock, which shall be made in accordance with the terms of the Series B Certificate of Designation) are paid on shares of the Common Stock. Stockholder approval was received on June 20, 2024.

Voting: : Subject to certain limitations described in the Series B Certificate of Designation holders of the Series B-1 Preferred Stock are entitled to vote together with the common stock on an as-if-converted-to-common-stock basis as determined by dividing the liquidation preference with respect to such shares of Series B-1 Preferred Stock by the conversion price. Holders of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Unless and until the Company has obtained the Stockholder Approval, the number of shares of Common Stock that shall be deemed issued upon conversion of the Series B Preferred Stock (for purposes of calculating the number of aggregate votes that the holders of Series B Preferred Stock are entitled to on an as-converted basis) will be equal to that number of shares equal to 19.9% of the Company’s outstanding Common Stock as of the Signing Date (excluding for purposes of the calculation, any securities issued on the Signing Date) (the “Cap”), which each such holder being able to vote the number of shares of Series B Preferred Stock held by it relative to the total number of shares of Series B Preferred Stock then outstanding multiplied by the Cap. Notwithstanding the foregoing, the holders of the Series B Preferred Stock are not entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock-basis with regard to the approval of the issuance of Common Stock upon conversion of the Series B Preferred Stock.

On the tenth trading day following the announcement of the Stockholder Approval, each share of Series B-1 Preferred Stock shall automatically convert into a unit consisting of: (1) the number of shares of common stock equal to the quotient of (A) the liquidation preference with respect to such share of Series B-1 Preferred Stock, divided by (B) the conversion price, provided that, to the extent the share conversion would cause such Holder’s beneficial ownership to exceed 9.99%, such holder shall receive shares of Series B-2 Preferred Stock in lieu of common stock, on a one-for-one basis, with respect to the number of shares of common stock that exceed 9.99% ownership divided by 1,000.

Liquidation Preference: The Series B-1 Preferred Stock had a liquidation preference of one-times the original per share price of $1,000 per share, plus any accrued but unpaid dividends thereon, whether or not declared, subject to certain customary anti-dilution adjustments.

The Series B-2 Preferred Stock has the following rights:

Dividends: Dividends will accrue, on all issued and outstanding shares of Series B-2 Preferred Stock, prior to and in preference to all other shares of capital stock of the Company, at an annual rate of eight percent (8%) compounded annually on the original per share price (plus any such accreted compounded amounts). If such dividends are not declared and paid in cash, the dividend amounts will be added to the aggregate liquidation preference then outstanding.

Voting: Subject to certain limitations described in the Series B Certificate of Designation, the Series B-2 Preferred Stock is voting stock. Holders of the Series B-2 Preferred Stock are entitled to vote together with the common stock on an as-if-converted-to-common-stock basis. Holders of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Series B-2 Preferred Stock will be entitled to one vote for each whole share of common stock into which their Series B-2 Preferred Stock is then-convertible on all matters submitted to a vote of stockholders.

Liquidation. Upon any Liquidation, the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of Series B Preferred Stock and common stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series B Preferred Stock as if they had been converted to common stock pursuant to the terms of the Certificate of Designation immediately prior to such Liquidation, without regard to any limitations on conversion set forth in the Series B Certificate of Designation or otherwise.

Conversion: Subject to the limitations set forth in the Series B Certificate of Designation, at the option of the holder thereof, each share of Series B-2 Preferred Stock, is convertible into the number of shares of common stock equal to the quotient of (A) the stated value ($1,000), divided by (B) the conversion price on the applicable conversion date, which is $1.00 as of the date of this report.

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

The MCS valuation model was used for the valuation performed as of the transaction inception on March 3, 2023, and on March 31, 2023, due to uncertainty in the timing of shareholder approval and the potential variability in the Warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the Warrants became fixed. Therefore, as of December 31, 2023 and September 30, 2024, the fair value of the Warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the liability associated with the three tranches of Warrants at December 31, 2023 and September 30, 2024.

Tranche A Warrant	At December 31, 2023	At September 30, 2024
Fair value of underlying stock	$0.87	$0.41
Exercise price	$0.54	$0.54
Volatility	96.5% – 139.2%	107.7% - 129.2%
Risk free rate	4.6% – 5.3%	3.8% – 4.1%
Dividend yield	0%	0%
Term (in years)	0.5 – 1.5	0.7 – 1.7
Discount for lack of marketability	12.5%	7.5%
Probability for FDA approval	29.3%	36.55 – 38.50%

Tranche B Warrant	At December 31, 2023	At September 30, 2024
Fair value of underlying stock	$0.87	$0.41
Exercise price	$0.59	$0.59
Volatility	114.6% - 139.2%	109.8% – 129.2%
Risk free rate	4.4% – 4.8%	3.7% – 3.8%
Dividend yield	0%	0%
Term (in years)	1.0 – 2.0	1.3 – 2.3
Discount for lack of marketability	12.5%	7.5%
Probability for FDA approval	12.0%	11.0%

Tranche C Warrant	At December 31, 2023	At September 30, 2024
Fair value of underlying stock	$0.87	$0.41
Exercise price	$0.74	$0.74
Volatility	107.8% - 114.6%	116.1% - 129.2%
Risk free rate	4.0%- 4.4%	3.6% – 3.8%
Dividend yield	0%	0%
Term (in years)	2.0 - 3.0	1.7 – 2.7
Discount for lack of marketability	12.5%	7.5%
Probability for FDA approval	4.3% - 12.5%	0.01%-27.46%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of December 31, 2023 and September 30, 2024, the Company estimated the fair value of the Warrants to be $13.1 million and $6.4 million, respectively.

The following table summarizes activity for the Company’s preferred stock warrants for the nine months ended September 30, 2024:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	160,958,167	$0.64	2.34	$36,864
Warrants contingently issuable	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, September 30, 2024	160,958,167	$0.64	2.37	$-

13. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 1,302,326 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, for a total of 12,775,996 shares. On June 20, 2024, shareholders approved a further increase of 8,000,000 shares, to the number of shares reserved, for a total of 20,775,996 shares. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2023, approximately 2,815,503 shares of common stock were available under the 2021 Plan. As of September 30, 2024, there are approximately 7,433,327 shares of common stock available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the nine months ended September 30, 2024:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	10,302,086	$1.00	9.34	$1,196
Options granted	3,370,411	$1.00	9.60	$-
Options forfeited	-	$-	-	$-
Options exercised	(1,357)	$3.27	-	$-
Outstanding, September 30, 2024	13,671,140	$1.00	8.84	$81

Options vested and exercisable as of September 30, 2024	4,675,005	$1.28	8.31	$39

As of September 30, 2024, the unrecognized compensation cost related to outstanding stock options was $6.0 million, which is expected to be recognized as expense over approximately 4.0 years.

During the year ended December 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of September 30, 2024, none of the options remained unvested. Proceeds received related to the vested portion of options of $2,500 were reclassified to equity during the nine months ended September 30, 2024.

During May 2022, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,200, resulting in a fair value per share of $0.72. The restricted stock units vested in May 2024.

During August 2023, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,500, resulting in a fair value per share of $0.75. The restricted stock units will vest in March 2025.

During August 2024, the Company granted a consultant 11,765 restricted stock units with a grant date fair value of $4,000, resulting in a fair value per share of $0.34. The restricted stock units will vest in August 2026.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three and nine months ended September 30, 2023 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024

Research and development	$450	$275	$614	$785
General and administrative	479	330	603	983
Total stock-based compensation	$929	$605	$1,217	$1,768

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

Expected Dividend – Through September 30, 2024, the Company has never declared nor paid any cash dividends to common stockholders. SERIES B-1 DIVIDENDS PAID IN CASHThe Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of oxylanthanum carbonate by the FDA if obtained, and the commencement of commercial sales.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the nine months ended September 30, 2023 and September 30, 2024:

Nine months Ended
September 30,
	2023	2024

Expected volatility	104% – 108%	104% - 106%
Risk-free interest rate	4.35% – 4.36%	3.77% - 4.65%
Dividend yield	-	-
Expected term	5.92 years	6.25 years

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

The following table sets forth the computation of basic and diluted net loss per share of common and preferred stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Basic net loss per share
Numerator:
Net loss	$(4,333)	$(4,096)	$(22,746)	$(15,204)
Deemed dividends on preferred stock	(72)	-	(867)
Cash Dividends to Series B holders	-	-	-	(1,095)
Net loss attributable to common shares, basic and diluted	(4,405)	(4,096)	(23,613)	(16,299)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	32,633,074	88,943,212	21,100,206	54,073,701
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.05)	$(1.12)	$(0.30)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

Options to purchase common stock	10,321,616	13,671,140	10,321,616	13,671,140
Warrants to purchase common stock	4,784,193	4,784,193	4,784,193	4,784,193
Restricted stock units	-	21,765	-	21,765
Common stock issuable upon conversion of Series B-2 convertible preferred stock	-	7,882,000	-	7,882,000
Common stock issuable upon conversion of Series A-2 Prime convertible preferred stock	43,649,000	22,676,000	43,649,000	22,676,000
Warrants to purchase convertible preferred stock	160,958,167	160,958,167	160,958,167	160,958,167
Total	176,063,976	209,993,175	176,063,976	209,993,175

15. Subsequent Events

On September 3, 2024, we submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for Oxylanthanum Carbonate (OLC) for the treatment of hyperphosphatemia in patients with chronic kidney disease (CKD) on dialysis. On November 11, 2024, we announced that the FDA has accepted the NDA for OLC and has set a Prescription Drug User Fee Act (PDUFA) target action date of June 28, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2024 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Overview

We are a biotechnology company dedicated to developing treatments for kidney disease that have the potential to offer clinical benefit. Our development programs are focused on the development of two novel therapies: oxylanthanum carbonate , for treatment of hyperphosphatemia in patients with chronic kidney disease, and UNI 494, for treatment of acute kidney injury (AKI).

Chronic kidney disease (CKD) is the gradual loss of kidney function that can get worse over time leading to lasting damage. Our initial focus is developing drugs and getting them approved in the U.S., and then to partner with the other global biopharmaceutical companies in the rest of the world. According to United States Renal Data System (USRDS) 2022 Annual Data Report, 30 million (14%) of adults in the United States are estimated to have CKD and, of these, approximately 13 million patients have advanced CKD (stage 3-5). Approximately 550,000 patients (ESRD) are on dialysis and of those, approximately 450,000 patients (~80%) take phosphate binders to control hyperphosphatemia (too much phosphorus in their blood). The number of patients with ESRD in the U.S. is increasing steadily and is projected to reach between 971,000 and 1,259,000 patients in 2030.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $22.7 million and $15.2 million for the nine months ended September 30, 2023, and September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $79.7 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Recent Developments

New Drug Application

On September 3, 2024, we submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for Oxylanthanum Carbonate (OLC) for the treatment of hyperphosphatemia in patients with chronic kidney disease (CKD) on dialysis. On November 11, 2024, we announced that the FDA has accepted the NDA for OLC and has set a Prescription Drug User Fee Act (PDUFA) target action date of June 28, 2025.

Series B Preferred Financing

On March 13, 2024, we signed a securities purchase agreement with certain healthcare-focused institutional investors that provided $50 million in gross proceeds to us through a private placement. Pursuant to the securities purchase agreement, we issued to institutional investors $50.0 million in shares of our Series B-1 Convertible Preferred Stock. 50,000 Shares of Series B-1 Convertible Preferred Stock were issued at a price of $1,000.00 per share and each share is convertible into shares of common stock at a rate equal to the initial $1,000 purchase price divided by the initial conversion price of $1.00 per share.

On June 20, 2024, we held our annual stockholder meeting, and as a result, stockholder approval for the conversion of the Series B-1 Convertible Preferred Stock was obtained. On July 5, 2024, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock, the Company issued 42,118,000 shares of common stock and 7,882 shares of Series B-2 preferred stock in settlement of the automatic conversion of the Series B-1 Convertible Preferred Stock

Components of Results of Operations

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2024	Change	% Change
	(unaudited)	(unaudited)
Licensing revenues:	$-	$-	$-	-
Operating expenses:
Research and development	3,372	3,045	(327)	(10)%
General and administrative	2,566	3,206	640	25%
Total operating expenses	5,938	6,251	313	5%
Loss from operations	(5,938)	(6,251)	(313)	5%
Other income (expenses):
Interest income	227	416	188	83%
Interest expense	(18)	(15)	3	(17)%
Change in fair value of warrant liability	1,396	1,754	358	26%
Total other income (expenses)	1,605	2,155	549	34%

Net loss	$(4,333)	$(4,096)	$236	(5)%

Licensing Revenues

There was no Licensing revenue recorded in the three months ended September 30, 2023 or in the three months ended September 30, 2024. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses decreased by approximately $0.4 million, or 10%, from approximately $3.4 million for the three months ended September 30, 2023, to approximately $3.0 million for the three months ended September 30, 2024. The decrease in research and development expenses was primarily due to a $0.4 million decrease in drug development costs. Labor costs increased $151,000 from the prior period. Consulting and other costs increased $89,000. Non-cash stock compensation costs decreased $176,000.

General and Administrative Expenses

General and administrative expenses increased by 640,000, or 25%, from approximately $2.6 million for the three months ended September 30, 2023, to approximately $3.2 million for the three months ended September 30, 2024 primarily due to an decrease of $149,000 in non-cash stock compensation costs. Insurance expense decreased $2,000. Labor costs increased $76,000 from the prior period. Travel, rent, and other costs increased $715,000.

Other Income (Expenses)

Other income (expenses) increased $ 0.5 million, or 34%, from $1.6 million in the three months ended September 30, 2023 to $2.2 million for the three months ended September 30, 2024 due primarily to a change in fair value of our warrant liability.

Comparison of the Nine Months Ended September 30, 2023 and 2024

	Nine months Ended September 30,
	2023	2024	Change	% Change
	(unaudited)	(unaudited)
Licensing revenues:	$675	$-	$(675)	(100)%
Operating expenses:
Research and development	8,669	14,726	6,057	70%
General and administrative	6,467	8,130	1,663	26%
Total operating expenses	15,136	22,856	7,720	51%
Loss from operations	(14,461)	(22,856)	(8,395)	58%
Other income (expenses):
Interest income	475	947	472	99%
Interest expense	(63)	(51)	12	(19)%
Change in fair value of warrant liability	(8,697)	6,756	15,453	(178)%
Total other income (expenses)	(8,285)	7,652	15,937	(192)%

Net loss	$(22,746)	$(15,204)	7,542	(33)%

Licensing Revenues

Licensing revenues decreased approximately $0.7 million, or 100%, from the nine months ended September 30, 2023 due to an upfront payment of approximately $0.7 million associated with a licensing agreement entered into with Lotus International Pte Ltd. in February 2023. There was no comparable revenue earned in the current period. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses increased by approximately $6.0 million, or 70%, from approximately $8.7 million for the nine months ended September 30, 2023 to approximately $14.7 million for the nine months ended September 30, 2024. The increase in research and development expenses was primarily due to a $5.4 million increase in drug development costs. Labor costs increased $272,000 from the prior period. Consulting and other costs increased $206,000. Non-cash stock compensation increased $170,000.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 26%, from approximately 6.5 million for the nine months ended September 30, 2023 to approximately $8.1 million for the nine months ended September 30, 2024 due to an increase of $380,000 in noncash stock compensation expense. Labor costs increased $355,000. Insurance, travel and other costs increased $928,000 from the prior period.

Other Income (Expenses)

Other income (expenses) increased by $15.5 million (income), or 178%, from $8.7 million expense in the nine months ended September 30, 2023 to $6.8 million income for the nine months ended September 30, 2024 due primarily to the change in fair value of our warrant liability.

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

Future Funding Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2024, we had a net loss of $15.2 million, and we expect to incur substantial additional losses in future periods. As of September 30, 2024, we had an accumulated deficit of $79.7 million.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2024
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(13,844)	$(22,027)
Investing activities	(12)	(50)
Financing activities	27,746	44,723
Net increase in cash and cash equivalents	$13,890	$22,646

Cash Flows from Operating Activities

Net cash used in operating activities was $ 22.0 million for the nine months ended September 30, 2024. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2023. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Cash Flows from Investing Activities

Net cash used in investing activities was $50,000 for the nine months ended September 30, 2024 and was due to the purchase of lab equipment.

Net cash used in investing activities was $12,000 for the nine months ended September 30, 2023 and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash provided by financing activities was $44.7 million during the nine months ended September 30, 2024 due primarily to the private placement financing agreement we signed on March 13, 2024 , partially offset by dividends paid to preferred stockholders.

Net cash provided by financing activities was $27.7 million during the nine months ended September 30, 2023 due primarily to the private placement financing agreement we signed on March 3, 2023.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development, stock-based compensation, debt and equity classification and warrant liabilities. There have been no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024 from those used for the year ended December 31, 2023. The below policies represent our critical accounting policies.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of September 30, 2024. Specifically, we lack a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at September 30, 2024 with respect to such matters.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023, except for the following:

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our Common Stock is currently listed on the Nasdaq Capital Market and the continued listing of our Common Stock on the Nasdaq Capital Market is contingent on our continued compliance with a number of listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock would be delisted from the Nasdaq Capital Market, which would limit investors’ ability to effect transactions in our Common Stock and subject us to additional trading restrictions. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders, as well as satisfy other listing requirements of the Nasdaq Capital Market. In addition to these objective standards, Nasdaq Capital Market may delist the securities of any issuer for other reasons involving the judgment of Nasdaq Capital Market.

On July 9, 2024, we received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, we have a period of 180 calendar days, or until January 6, 2025, to regain compliance with the minimum bid price requirement and market value of common stock requirement. To regain compliance with the Nasdaq bid price requirement, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event we do not regain compliance by January 6, 2025, we may be eligible for an additional 180 calendar day grace period; however, there can be no assurance that we will regain compliance with the Nasdaq continued listing requirements.

There is no assurance that we will be able to maintain compliance with the Nasdaq Capital Market continued listing standards and/or continue our listing on the Nasdaq Capital Market in the future.

If the Nasdaq Capital Market delists our Common Stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect the Common Stock would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	substantially impair our ability to raise additional funds;
●	the loss of institutional investor interest and a decreased ability to issue additional securities or obtain additional financing in the future;
●	a determination that our Common Stock is a “penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	potential breaches of representations or covenants of our agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements, which, regardless of merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act), except that on September 20, 2024, Shalabh Gupta, M.D., our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 900,000 shares of our common stock beginning on January 20, 2025 and terminating on January 19, 2026.

Certificate of Correction

On November 8, 2024, we filed a Certificate of Correction with the Secretary of State of Delaware (“Certificate of Correction”) for our Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (“Series B Certificate of Designation”) filed with the Secretary of State of Delaware on March 14, 2024. The Certificate of Correction was filed to correct certain scrivener’s errors in the Series B Certificate of Designation with respect to voting rights for the Series B Convertible Preferred Stock under Section 4(a) and conversion at the option of holder under Section 6(c) thereof. Specifically, Section 4(a) of the Series B Certificate of Designation inadvertently stated that the “Voting Conversion Price” be used for determining the as-converted amount of the Series B Convertible Preferred Stock instead of using the “Conversion Price” for such determination and also failed to reference the limitations imposed by Section 6(f). In addition, Section 6(c) of the Series B Certificate of Designation inadvertently used a fixed number of shares of common stock into which shares of Series B-2 Convertible Preferred Stock convert into (one thousand shares), instead of based on the conversion rate equal to the Stated Value ($1,000) divided by the Conversion Price ($1.00). Pursuant to Section 103(f) of the Delaware General Corporation Law, the correction was effective as of March 14, 2024, except as to those persons who are substantially and adversely affected by the correction, and as to those persons the correction was effective as of November 8, 2024.

The foregoing description of the Certificate of Correction is qualified in its entirety by reference to the full text of the Certificate of Correction, which is filed herewith as Exhibit 3.1 and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Correction to Series B Preferred Certificate of Designation filed with the Delaware Secretary of State on November 8, 2024
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

@	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because such information is both not material and is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2024.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	November 13, 2024
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	November 13, 2024
John Townsend	(Principal Financial and Accounting Officer)