Form 10-K
period 2024-12-31
Unicycive Therapeutics, Inc.
filed 2025-03-31
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024 was $18,679,544 based upon the closing price of the registrant’s common stock of $0.50 on The Nasdaq Capital Market as of that date.

The number of shares of common stock outstanding as of March 28, 2025 was 119,705,026.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

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

-iv-

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” “Unicycive,” or “Unicycive Therapeutics” refer to Unicycive Therapeutics, Inc.

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on identifying, developing, and commercializing innovative therapies to address significant unmet medical needs, with an initial focus on kidney disease. Founded in 2016, Unicycive was established to create a streamlined and efficient drug development platform capable of accelerating the advancement of promising therapies from discovery to commercialization. Currently, our two programs are focused on kidney disease, an area we believe we have the potential to offer medical benefit. Our initial focus is on developing drugs and getting them approved in the U.S., and then to partner with global biopharmaceutical companies in the rest of the world. As we grow the company and build our team, we intend to focus on identifying medical conditions within and outside of kidney disease. Our business model is to license technologies and drugs in order to pursue development, regulatory approval, and commercialization of those products in global markets. Many biotechnology companies utilize similar strategies of in-licensing and then developing and commercializing drugs. We believe, however, that our management team’s broad network, expertise in the biopharmaceutical industry, and successful track record gives us an advantage in identifying and bringing these assets into our company.

Our current development programs are focused on two novel therapies: Oxylanthanum Carbonate, a next-generation phosphate binder for the treatment of hyperphosphatemia in chronic kidney disease patients on dialysis, and UNI-494, a novel drug candidate in development for the treatment of acute kidney injury. Oxylanthanum Carbonate and UNI-494 were initially developed by and licensed to us from Spectrum Pharmaceuticals (“Spectrum”) and Sphaera Pharma, respectively. Spectrum conducted a Phase 1 clinical trial with Oxylanthanum Carbonate in 2012, prior to the grant of our license in 2018. Sphaera conceived and performed initial characterization of various potential pro-drug linkers, including the initial patent application. As discussed herein, after completing IND enabling preclinical studies, we have completed a Phase I clinical study in healthy volunteers with UNI-494 in 2024.

Chronic kidney disease (CKD) is the gradual loss of kidney (renal) function that can get worse over time leading to lasting damage and possibly Stage 5 or end-stage renal disease (ESRD). CKD affects nearly 36 million Americans; approximately 550,000 of them have end stage renal disease and require dialysis. Hyperphosphatemia is common in people with CKD and has been directly linked to increased morbidity and mortality for people on dialysis. For an estimated 75% of people in the U.S. on dialysis, hyperphosphatemia remains uncontrolled due to challenges with the six currently available phosphate binders, namely insufficient potency, pill burden and unpalatable formulations. To address this significant and growing challenge, Unicycive is developing Oxylanthanum Carbonate, which leverages proprietary nanoparticle technology to address the shortcomings of current therapies by delivering higher potency that enables fewer and smaller pills — all in a formulation that is more acceptable for patients because it is swallowed, not chewed. With OLC, if approved, people on dialysis and their physicians may have a better option to control hyperphosphatemia.

AKI is a sudden episode of kidney failure or kidney damage (within the first 90 days of injury). After 90 days, the patient is considered to have progressed into CKD. AKI affects more than 2 million U.S. patients and costs the healthcare system in excess of $9 billion per year. More than 300,000 patients per year in the U.S. die due to AKI. Currently there are no FDA approved medicines to treat DGF and/or AKI. Treatment options for AKI include continuous renal replacement therapy, renal transplant, and dialysis. In most cases the damage to the kidney is irreversible, and the patient needs to have a renal transplant or be on dialysis for life. Therefore, there is a high unmet medical need. If approved, UNI-494 has the potential to be a first-in-class drug for the treatment of AKI.

We operate with a sense of urgency to bring new treatments to patients faster, leveraging our team’s expertise, operational efficiency, and strategic focus on high-value opportunities within the renal space. Through this approach, we aim to deliver innovative therapies that provide meaningful clinical and economic benefits for patients, providers, and healthcare systems.

Pipeline

Our proprietary pipeline is comprised of our two product candidates – Oxylanthanum Carbonate and UNI-494 – which are described below in Figure 1:

Figure 1: Unicycive Therapeutics’ Pipeline

Oxylanthanum Carbonate

Oxylanthanum Carbonate (lanthanum dioxycarbonate) is an investigational next-generation lanthanum-based phosphate binding agent being developed for the treatment of hyperphosphatemia in CKD patients on dialysis.

Oxylanthanum Carbonate is a phosphate binder for the treatment of hyperphosphatemia in patients with CKD on dialysis and is intended to be administered as a tablet that will be swallowed whole at mealtimes. CKD patients typically have co-morbidities, which often require them to be on strict pill schedules. Current phosphate binder products involve patients needing to take a large number of pills daily, some of which are large and/or must be chewed, often resulting in poor adherence to the prescribed drug therapy.

By virtue of its novel nanoparticle technology, OLC leverages the high phosphate binding potency of lanthanum in a palatable dose form that has the potential to substantially reduce the pill burden volume for patients. In this regard, we believe that the combined effect of smaller pill size, lower number of pills, and improved palatability with Oxylanthanum Carbonate will compete favorably with currently available phosphate binders and may lead to improved patient compliance/adherence and more effective disease management.

Unicycive is seeking the U.S. Food and Drug Administration (FDA) approval of OLC via the 505(b)(2) regulatory pathway. The Company has submitted a New Drug Application (NDA) and has an assigned Prescription Drug User Fee Act (PDUFA) date of June 28, 2025.

Disease Overview: Hyperphosphatemia

Chronic kidney disease (CKD) is the gradual loss of kidney (renal) function that can get worse over time leading to lasting damage and possibly Stage 5 or end-stage renal disease (ESRD). The stages of chronic kidney disease are shown below in Figure 2.

Stage 1 CKD

eGFR 90 or higher **and** kidney damage (e.g. uACR 30 or higher) for 3 months or more

Stage 2 CKD

eGFR 60-89 **and** kidney damage (e.g. uACR 30 or higher) for 3 months or more

Stage 3a CKD

Mild to moderate loss of kidney function (eGFR 45-59 for 3 months or more)

Stage 3b CKD

Moderate to severe loss of kidney function (eGFR 30-44 for 3 months or more)

Stage 4 CKD

Severe loss of kidney function (eGFR 15-29 for 3 months or more)

Stage 5 CKD

Kidney failure (eGFR less than 15 for 3 months or more) or you are on dialysis

eGFR = estimated glomerular filtration rate (a measure of kidney function)

Image Source: https://www.kidney.org/kidney-topics/stages-chronic-kidney-disease-ckd

Figure 2: Stages of Chronic Kidney Disease

According to the United States Renal Data System (USRDS) 2022 Annual Data Report, 30 million (14%) of adults in the United States are estimated to have CKD and, of these, approximately 13 million patients have advanced CKD (stage 3-5). Complications of CKD include electrolyte imbalances, fluid build-up, anemia, bone disease, and heart disease. Most patients with Stage 5 CKD (ESRD) either undergo kidney transplantations or go on dialysis. The 2023 USRDS annual report indicates that there were 541,326 prevalent dialysis patients in 2021 (the latest reported year), and of those, approximately 450,000 patients (~80%) take phosphate binders to control hyperphosphatemia. The prevalent U.S. dialysis population has grown at an average yearly rate of 3.5% over the past decade. The number of patients with ESRD in the U.S. is increasing steadily and is projected to reach between 971,000 and 1,259,000 patients in 2030.

Hyperphosphatemia is a bone and mineral metabolism disorder in which elevated phosphorus levels in the blood lead to cardiovascular complications and vascular calcification (hardening). According to Kidney Disease Improving Global Outcomes (KDIGO) guidelines, hyperphosphatemia is defined as an abnormally high serum phosphorus concentration >4.5 mg/dL. In CKD, hyperphosphatemia is caused by a chronic dysregulation of serum phosphorus levels as a result of progressive kidney damage. In healthy people, normal serum phosphorus levels are maintained in the body by the absorption from food and subsequent excretion from the body via urine and feces. In people with CKD, not enough phosphate is excreted, leading to elevated levels of phosphorus in the blood.

According to a 2009 paper authored by Covic, hyperphosphatemia is associated with increased risk of cardiovascular disease, metabolic bone disease, and deaths from all-causes (all-cause mortality). According to a study completed by Palmer in 2011, it is estimated that all-cause mortality is increased by 18% for every 1 mg/dL increase in serum phosphorus concentration. Hyperphosphatemia is also a major cause of morbidity in CKD patients, which increases the economic and clinical burden on patients and the health system and results in Medicare expenditures of $70 billion in the U.S.

Current Treatment of Hyperphosphatemia

The treatment goal for patients with hyperphosphatemia is focused on controlling the level of phosphate in the body. KDIGO guidelines recommend three main strategies for managing hyperphosphatemia: dietary intake restrictions, use of phosphate binders, and dialysis, as shown in Figure 3 below.

Figure 3: KDIGO Guidelines Recommend Three Main Strategies for Managing Hyperphosphatemia

While KDIGO guidelines do not recommend one phosphate binder over another, they do recommend restricting the dose of calcium-based binders and avoiding long-term use of aluminum-containing binders. This means that physicians prescribe their medication of choice, usually based on clinical factors and patient preferences. Utilization of calcium-based binders is discouraged by the most recent KDOQI/KDIGO guidelines due to mounting clinical evidence that excess calcium load from calcium-based phosphate binder is associated with hypercalcemia and cardiovascular calcification which has been associated with an increased risk of morbidity (disease) and mortality (death).

According to data from the Dialysis Outcomes and Practice Patterns Study (DOPPS) in 2021, 82% of U.S. dialysis patients were prescribed phosphate binders, which equates to approximately 450,000 patients.

Unmet Medical Need in the Management of Hyperphosphatemia

The brief descriptions of the mechanism of action and what we believe to be the advantages and disadvantages of various phosphate binders are shown below in Figure 4.

Figure 4: Phosphate Binder Mechanisms of Action, Adapted from Covic and Rastogi, 2013.

Despite the commercial availability of the six phosphate binders in the table above, 75% of U.S. dialysis patients fail to achieve the serum phosphorus target levels established by the KDIGO guidelines. Moreover, the percentage of patients achieving these serum phosphorus guidelines is trending downward — underscoring the need for new and effective treatment options (Figure 5).

KDOQI: The Kidney Disease Outcomes Quality Initiative

Figure 5: Serum Phosphorus Target Achievement from 2012 to 2021

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

By virtue of its novel nanoparticle technology, OLC leverages the high phosphate binding potency of lanthanum in a palatable dose form that has the potential to substantially reduce the pill burden volume for patients. In this regard, we believe that the combined effect of smaller pill size, lower number of pills, and improved palatability with Oxylanthanum Carbonate compared with currently available phosphate binders may lead to improved patient compliance/adherence and more effective disease management.

Development of Oxylanthanum Carbonate

Oxylanthanum Carbonate Mechanism of Action

Oxylanthanum Carbonate binds to phosphates and forms an insoluble lanthanum phosphate complex which is then excreted via the feces. This results in reduced absorption of phosphate leading to a reduction of serum phosphorus levels.

In rat studies, Oxylanthanum Carbonate exhibited comparable reduction in the urine phosphorus excretion following administration of a lower dose of drug product (0.40g) vs a higher dose (0.57g) of Fosrenol® (lanthanum carbonate tetrahydrate) which is a currently approved lanthanum-based phosphate binder. While differing in the mass of drug product, each dose contained comparable amounts of the active moiety (elemental lanthanum). In the same study, at equivalent doses, Oxylanthanum Carbonate was superior to Sevelamer (the most commonly used phosphate binder) in reducing urine phosphorus excretion (see Figure 6 below).

Figure 6: Urine Phosphate Levels in Rats Following Comparable Dosing of Oxylanthanum Carbonate, Fosrenol, or Sevelamer

In animal toxicology studies with Oxylanthanum Carbonate no unexpected toxicity was found and systemic absorption of lanthanum was extremely low, which is consistent with similar studies conducted with Fosrenol.

The chemical structure of Oxylanthanum Carbonate was designed to allow for a smaller tablet size and require fewer pills compared with currently available phosphate binder alternatives, specifically with a dosing regimen of only one tablet per meal. The Oxylanthanum Carbonate tablet is designed to disintegrate rapidly in the stomach after swallowing and does not need to be chewed.

Clinical Trial Experience

Unicycive is seeking FDA approval of OLC via the 505(b)(2) regulatory pathway. The NDA submission package is based on data from three clinical studies: a first in human Phase I study in healthy volunteers, a Bioequivalence (BE) study in healthy volunteers, and a pivotal Phase 2 tolerability study of OLC in CKD patients on dialysis, as well as multiple preclinical studies, and the chemistry, manufacturing and controls (CMC) data.

Pivotal Phase 2 Study

We conducted a Phase 2, open-label, single-arm, multicenter trial in adult patients receiving maintenance hemodialysis with hyperphosphatemia. The primary objective was to evaluate the tolerability of OLC at clinically effective doses with a goal serum phosphate concentration (sP) ≤5.5 mg/dL. The trial included washout, titration, and maintenance periods. Eligible patients had sP ≥4.0 and ≤7.5 mg/dL for at least 8 weeks prior to screening while receiving thrice weekly hemodialysis and a stable phosphate binder regimen. Patients started titration when sP was >5.5 mg/dL and entered maintenance once sP was ≤5.5 mg/dL. The starting dose of OLC during titration was 1500 mg/day (500 mg thrice daily).

In the study, 106 patients were enrolled, of which 86 patients entered titration and were followed as the Safety Population. Of the 86, 78 entered the maintenance period. Of the 78 patients that entered maintenance, 7 patients did not have phosphate control, leaving an Evaluable Population of 71 patients, exceeding the planned enrollment number of 60. Of the 86 patients, the trial enrolled 47 males and 39 females with a mean age of 62. Renvela® was the most prescribed phosphate binder for patients entering the study.

Primary Endpoint - Tolerability: The objective of the OLC-201 trial was to evaluate the tolerability of clinically effective doses of OLC in CKD patients on dialysis. A clinically effective dose was established when a patient achieved a serum phosphate level ≤5.5 mg/dL. Tolerability was assessed based on the incidence of treatment-related AEs leading to discontinuation from the study in the maintenance period. In the OLC-201 trial, there was only 1 discontinuation due to a treatment-related AE in the Evaluable Population, a rate of 1.4%. In the Safety Population of 86 patients there were only 3 treatment-related discontinuations, a rate of 3.5%. In total, 5 patients discontinued due to AEs in the Safety Population, 3 were related to OLC and 2 were deemed unrelated to OLC.

Secondary Endpoint - Safety: The secondary endpoint assessing safety was reported as the treatment-related AEs occurring in ≥5% of patients. The safety analysis covered all 86 patients in the Safety Population. Consistent with the AEs observed with other phosphate binders, the AEs were gastrointestinal related with diarrhea and vomiting being the most common at 9% and 6% respectively. There were no treatment-related serious adverse events (SAEs). Six patients experienced SAEs but those were deemed not related to OLC treatment. Most treatment-related AEs were mild to moderate in severity with only 2 AEs reported as severe. (Figure 7)

Figure 7: OLC Pivotal Phase 2 Trial Treatment-Related Adverse Events

Serum Phosphate Control: While the UNI-OLC-201 study was not designed to evaluate efficacy, the trial enrolled patients on stable doses of approved hyperphosphatemia medications. At baseline 59% of patients had phosphate levels ≤5.5 mg/dL, the level recommended by KDOQI guidelines. After washout from the prior phosphate binders, 90% of patients were able to achieve phosphate levels ≤5.5ng/dL at the end of titration with OLC. This includes the last serum phosphate levels from all patients including those that discontinued during titration: 77/86 (90%) (Figure 8). In addition, 69% of the 71 Evaluable Patients achieved a target serum phosphate level of ≤5.5 mg/dL at OLC doses of 1500 mg/day or lower. (Figure 9)

Figure 8: 90% Of Patients Were Able to Achieve Phosphate Levels ≤5.5ng/dL with OLC.

Figure 9: 69% of the 71 Evaluable Patients Achieved a Target Serum Phosphate Level of ≤5.5 mg/dL at OLC Doses of 1500 mg/Day or Lower

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

The mean reduction in urine phosphorus excretion was significant (p<0.001) at all four doses of Oxylanthanum Carbonate (Figure 10).

Figure 10: Daily Urine Phosphate Reduction in Healthy Volunteers

Oxylanthanum Carbonate Bioequivalence Study in Healthy Volunteers

We conducted a randomized, open label, two-way crossover bioequivalence BE study to establish the bioequivalence of the phosphate binding capacity of Oxylanthanum Carbonate and Fosrenol. The primary objective of the study was to demonstrate PD equivalence of orally administered Oxylanthanum Carbonate 1000 mg three-times daily (TID) to orally administered Fosrenol 1000 mg TID in healthy subjects, and the secondary objective was to compare the safety and tolerability of Oxylanthanum Carbonate versus Fosrenol in healthy subjects. The study design, including the dose, primary endpoint and the sample size was reviewed by the Agency prior to the initiation of the study. The primary outcome measure was least squares (LS) mean change in urinary phosphorous excretion (in mg/day) from baseline to the evaluation period. The evaluation period was defined as the approximately 72-hour urine collection period starting on Day 1 and ending on Day 4. Baseline was defined as the approximately 48-hour urine collection period starting on Day -2 and ending on Day 1. PD equivalence was to be claimed if the 90% confidence interval (CI) of the primary PD variable for Oxylanthanum Carbonate was completely contained within the reference interval, which was defined as ±20% of the LS mean of the primary PD variable for lanthanum carbonate. The LS mean change from Baseline for Oxylanthanum Carbonate (-320.4 mg/day) was similar to the LS mean change from Baseline for Fosrenol (-324.0 mg/day). The 90% CI for the LS mean was (-37.83, 45.12), which is well within the acceptance range of (-64.80, 64,80). It was concluded that Oxylanthanum Carbonate was bioequivalent to Fosrenol. Primary outcome data is presented in the table below (Figure 11).

Figure 11: Summary of Mean Change in Urinary Phosphorus Excretion (mg/day)

Regulatory Guidance

Unicycive is seeking approval for Oxylanthanum Carbonate from the U.S. Food and Drug Administration (FDA) through the 505(b)(2) regulatory pathway. The 505(b)(2) pathway allows for full approval of a drug using data from an approved drug with the same active moiety. The approved drug is called the Reference Listed Drug (RLD). The RLD for the Oxylanthanum Carbonate submission is Fosrenol (lanthanum carbonate). The FDA recommended conducting a BE study in healthy volunteers and a 6-month toxicity study in mice with both Oxylanthanum Carbonate and Fosrenol to be able to rely on the efficacy and safety of Fosrenol. We completed both studies and submitted the data for the FDA’s review during the pre-NDA (New Drug Application) meeting request. After reviewing the data, the Agency recommended that we conduct a tolerability study of Oxylanthanum Carbonate in chronic kidney disease patients on dialysis before filing the NDA. We gained alignment with the FDA on the study design, sample size, and endpoints of the proposed pivotal clinical study during a Type-C meeting in September 2023. This study was initiated in December 2023 and reported positive results in June 2024. Unicycive announced the OLC NDA submission in September 2024 and received a PDUFA date of June 28, 2025. In March 2025, FDA conducted a general surveillance inspection of Shilpa Medicare Ltd, where the company received one procedural observation in form 483.

U.S. Commercial Opportunity for Oxylanthanum Carbonate

Oxylanthanum Carbonate is a phosphate binder for the treatment of hyperphosphatemia in patients with CKD on dialysis and is intended to be administered as a tablet that will be swallowed whole at mealtimes. CKD patients typically have co-morbidities, which often require them to be on strict pill schedules. Current phosphate binder products such as Renvela®, Calcium Acetate, Auryxia®, Velphoro®, and Fosrenol® involve patients needing to take large numbers and/or large sized pills each day which in some cases must be chewed and which often results in poor adherence to the prescribed drug therapy (Figure 12). By virtue of its novel nanoparticle technology, Oxylanthanum Carbonate leverages the high phosphate binding potency of lanthanum in a palatable dose form that has the potential to substantially reduce the pill burden volume for patients. In this regard, we believe that the combined effect of smaller pill size, lower number of pills, and improved palatability with Oxylanthanum Carbonate compared with currently available phosphate binders may lead to improved patient compliance/adherence and more effective disease management.

Figure 12: Recommended Daily Starting Dose for Phosphate Binders

Tenapanor (Ardelyx): A New Hyperphosphatemia Market Player

Tenapanor is a new oral treatment for hyperphosphatemia that utilizes a novel mechanism of action that inhibits paracellular transport of phosphorus into the bloodstream.We believe that due to its novel mechanism of action, Xphozah represents an important new addition to the nephrologist’s hyperphosphatemia treatment armamentarium. One of the key features of Xphozah’s value proposition as an add-on therapy is its low pill burden. Given its substantially lower pill burden than other phosphate lowering therapy options, we believe that OLC may be the most logical phosphate binder to combine with tenapanor making these two new medicines complimentary rather than competitive as the combination would leverage two distinct mechanisms of action to control phosphorus with a much lower total pill burden than the current standard of care.

Commercial Strategy for Oxylanthanum Carbonate

The worldwide market for hyperphosphatemia agents is estimated at ~$2.5 billion and is growing at a 5.3% CAGR (Fortune Business Insights, Hyperphosphatemia Treatment Market, 2021-2028). According to a study conducted by Syneos Health for the Company, the U.S. market makes up over $1 billion of that total. We own commercial rights to Oxylanthanum Carbonate globally and in some territories have licensed out commercial rights. For the U.S. market, we are preparing to launch Oxylanthanum Carbonate on our own by building out a specialty commercial operation to address the highly concentrated nephrology prescription market. Executive management of the company has considerable product launch experience in the nephrology space with specific working knowledge of the hyperphosphatemia market. While there are ~10,000 prescribers of phosphate binders, ~2,500 prescribers are responsible for over half of the ~2.5 million prescriptions written annually. We believe that we can efficiently create demand for Oxylanthanum Carbonate within the most productive segments of the market with a relatively small salesforce, while addressing the broader segments of prescribers through non-personal and digital promotion tactics.

An alternative or complementary commercial strategy would be to out-license and/or co-promote Oxylanthanum Carbonate with and established biopharmaceutical company that has an existing commercial infrastructure in the renal disease space and/or enter into distribution agreement(s) with dialysis organizations for the commercialization of Oxylanthanum Carbonate.

Changing Access and Reimbursement Environment

Historically, under the End-Stage Renal Disease (ESRD) Prospective Payment System (PPS), referred to commonly as “the bundle”, dialysis-related drugs have been included in the bundled payment system, with certain exceptions. Oral-only drugs, including phosphate lowering therapies (PLTs) like OLC, had been exempted from inclusion in the ESRD PPS until January 1, 2025. Beginning in 2025, the Centers for Medicare & Medicaid Services (CMS) has included these oral-only renal dialysis drugs into the PPS. Because PLT payments were not previously included in the bundle, CMS has added these drugs through the Transitional Drug Add-on Payment Adjustment (TDAPA). The TDAPA is designed to provide separate reimbursement for eligible new dialysis drugs for a period of two or more years, based on the drug’s Average Sales Price (ASP). This adjustment is paid as an add-on to the base PPS rate for each dialysis treatment to facilitate the adoption of innovative therapies in the dialysis space.

Upon FDA approval, we believe our product, OLC, will be included in the ESRD PPS bundle and be eligible for TDAPA. We will be required to submit a TDAPA application for OLC, a process that has historically taken from 3-6 months from time of submission to approval. If TDAPA designation is granted, OLC will become eligible for separate TDAPA payment based on its average sales price (ASP), subject to quarterly updates by CMS. The payment rate will be at 100% of OLC’s ASP for 2 years and at 65% of ASP for an additional 3 years under the post-TDAPA extension. After the end of the TDAPA period for OLC, no further separate payments will be made and dialysis organizations will absorb the cost of OLC into the established ESRD PPS bundled payment.

We believe that the timing of these reimbursement changes coincides favorably with our anticipated launch timing of OLC and may provide for a more rapid launch uptake and for additional market access and pricing advantages. A key factor affecting initial launch uptake of OLC is the expanded access to our product to Medicare beneficiaries which make up over two-thirds of patients on dialysis. Under prior Part D reimbursement, Medicare patients often faced prior authorization and high co-pays for branded drugs which tended to restrict access to these drugs. In the new bundled reimbursement environment with TDAPA, Medicare patients no longer face Part D program restrictions and are expected to enjoy greater access to phosphate lowering therapies.

We also see a pricing benefit to OLC under TDAPA. In the past reimbursement environment, manufacturers often paid significant rebates to Part D plans for formulary access. Current branded PLTs have diluted their ASP as a result of these rebate agreements and under the Inflation Reduction Act (IRA) are limited in their ability to raise prices above the rate of inflation. Due to the expected launch timing of OLC, we expect to enjoy a net price advantage over other branded competitors in the market.

Most dialysis clinics operate within dialysis organization networks, the largest of which are Fresenius, DaVita, and U.S. Renal Care, which together account for over 85% of US dialysis patients. Treatment within these dialysis organizations is usually driven by medical protocols that dialysis organizations (DOs) implement across their entire network of clinics. Upon approval of OLC, we intend to enter into mutually beneficial commercial supply contracts with DOs to ensure access to OLC for appropriate patients by gaining favorable placement on treatment protocols and formularies.

There is no guarantee that CMS will ultimately designate OLC as eligible for TDAPA, and should such eligibility be denied, it could substantially impact the commercialization and revenue potential of OLC. Even if TDAPA is granted, downward pricing pressure in the post-TDAPA period could materially reduce our revenue from the drug and adversely affect our profitability, financial results, and future prospects.

Transitional Drug Add-on Payment Adjustment (TDAPA)

The Transitional Drug Add-on Payment Adjustment (TDAPA) is part of the End-Stage Renal Disease (ESRD) Prospective Payment System (PPS), providing additional payments for certain new renal dialysis drugs and biological products. Implemented by the Centers for Medicare & Medicaid Services (CMS), TDAPA helps integrate innovative treatments into ESRD care by offering financial support to dialysis facilities during the adoption phase. This support enables facilities to utilize new treatments that may otherwise face adoption barriers, such as high initial costs and the need for adjustments to new therapies. The program also helps bridge the gap between product launch and integration into the ESRD PPS, fostering the introduction of novel treatments and innovation in ESRD care.

Applications for the TDAPA under the ESRD PPS must be submitted through the electronic application intake system, Medicare Electronic Application Request Information SystemTM (MEARIS). Under CMS regulations (42 C.F.R. § 413.234(a)), to be eligible for a TDAPA, the product must be a “new renal dialysis drug or biological product,” meaning it:

●	Is an injectable, intravenous, oral or other form or route of administration drug or biological product that is used to treat or manage a condition(s) associated with ESRD.

●	Was approved by the Food and Drug Administration (FDA) on or after January 1, 2020, under section 505 of the Federal Food, Drug, and Cosmetic Act or section 351 of the Public Health Service Act.

●	Is commercially available.

●	Has an HCPCS application submitted in accordance with the official Level II HCPCS coding procedures.

●	Has been designated by CMS as a renal dialysis service under § 413.171.

HCPCS codes (Healthcare Common Procedure Coding System) are a set of standardized codes used to identify medical procedures, services, supplies, and equipment for billing and documentation purposes in healthcare settings. HCPCS codes are primarily used by healthcare providers, Medicare, Medicaid, and private insurers for billing, claims processing, and reimbursement. These codes ensure that healthcare providers are reimbursed accurately and consistently for services and products provided to patients.

A company typically applies for a HCPCS (Healthcare Common Procedure Coding System) code when they introduce a new product, service, or procedure that needs to be standardized for billing and reimbursement purposes. The review cycle for HCPCS codes generally occurs quarterly, with specific deadlines for submission.

Because applicants are required to provide a Healthcare Common Procedure Coding System (HCPCS) Application Confirmation Number when applying for the TDAPA, the TDAPA application should be submitted after the application for a HCPCS code. The TDAPA and HCPCS application submissions will be reviewed simultaneously on a quarterly basis, by following the CMS Level II HCPCS application deadlines for drugs and biological products. The TDAPA submissions received after the Level II HCPCS quarterly submission deadline will be reviewed in the following quarter.

CMS aims for an effective date for applying the TDAPA for a particular product that is one quarter after the effective date of the HCPCS code for the product, or approximately 6 months after the quarterly submission deadline, however, a longer evaluation period may be necessary due to a number of factors.

TDAPA Payment Process

The TDAPA is based on 100 percent of average sales price (ASP). If ASP is not available, then the TDAPA is based on 100 percent of wholesale acquisition cost (WAC). If WAC is unavailable, then the payment is based on the drug manufacturer’s invoice.

The TDAPA is paid for 2 years. The TDAPA payment period begins on the effective date of the CMS Change Request (CR). During the time a new renal dialysis drug or biological product is eligible for the TDAPA, it is not an eligible ESRD outlier service as defined under 42 C.F.R. § 413.237(a)(1) and therefore is ineligible for outlier payment.

Post-TDAPA Add-On Payment Adjustment

At the end of the TDAPA payment period, the new renal dialysis drug or biological product is paid the post-TDAPA add-on payment adjustment and no changes to the base rate are made. New drugs or biological products are eligible for the post-TDAPA add-on adjustment for 3 years.

CMS calculates the adjustment annually based on the most recent 12 months of claims data. For products without a full year of data, the adjustment amount will be published in a Change Request (CR) once 12 months of data are available (89 FR 89135–98136). The adjustment is based on the total expenditure for the drug divided by total ESRD PPS expenditures, reduced by a case-mix standardization factor and a 65% risk-sharing factor, then inflated by the market basket price proxy for pharmaceuticals. All Part B drug manufacturers report Average Sales Price (ASP) data for relevant products on the ASP Reporting website. If CMS doesn’t receive the latest ASP data, the adjustment won’t be applied for the drug in the upcoming or future years. The adjustment may vary quarterly, depending on the number of drugs and biological products included in the calculation. The adjustment paid on a claim is adjusted by patient-level case-mix factors.

Recent TDAPA Approvals:

In October 2024, CMS approved a TDAPA application for Akebia’s VAFSEO® (vadadustat) under the ESRD PPS. The TDAPA payment period is January 1, 2025, through December 31, 2026.

Effective January 1, 2025, the following oral-only phosphate binders are approved for the TDAPA under the ESRD PPS: sevelamer carbonate, sevelamer hydrochloride, sucroferric oxyhydroxide, lanthanum carbonate, ferric citrate, and calcium acetate. Phosphate binders are not considered included in the ESRD PPS base rate, and they will be paid for using the TDAPA under the ESRD PPS for at least 2 years. At the end of the TDAPA payment period, CMS will go through rulemaking to modify the base rate, if appropriate, to account for these drugs in the ESRD PPS bundled payment. Implementation instructions are included in the TDAPA Administrative Issuances section above.

Previous TDAPA Approvals:

●	April 2024: CorMedix’s DEFENCATH® (taurolidine and heparin) approved for TDAPA from July 1, 2024, to June 30, 2026.

●	July 2023: GlaxoSmithKline’s Jesduvroq™ (daprodustat) approved for TDAPA from October 1, 2023, to September 30, 2025.

●	December 2021: Vifor Pharma and Cara Therapeutics’ Korsuva™ (difelikefalin) approved for TDAPA, with payment from April 1, 2022, to March 31, 2024.

●	2018: Oral cinacalcet and injectable etelcalcetide were the first drugs approved for TDAPA under the ESRD PPS, with payment from January 1, 2018, to December 31, 2020.

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

In June 2024, we entered into the First Amendment to Manufacturing and Supply Agreement with Shilpa (the “Amendment”) in anticipation of an increased manufacturing demand for OLC. Pursuant to the Amendment, we agreed to make a binding purchase order for tablets of OLC and Shilpa has agreed to deliver such order by September 30, 2025. In addition, we agreed to order additional tablets for delivery between December 31, 2025, and September 30, 2026. Further, we agreed to make certain milestone payments and to provide certain funding to Shilpa for a new manufacturing line. The initial term of the Agreement shall continue until the eighth (8th) anniversary of the date of receipt by us of FDA approval of our NDA of OLC (the “Initial Term”). Following the Initial Term, the Agreement shall continue in effect for consecutive periods of four (4) years each unless earlier terminated pursuant to the terms of the Agreement.

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

UNI-494

Disease Overview: Acute Kidney Injury (AKI)

Acute kidney injury (AKI) is defined as a sudden loss of kidney function that is diagnosed by increased serum creatinine levels and decreased urine output and is limited to a duration of 7 days, whereas chronic kidney disease (CKD) is defined as persistent decrease in kidney function beyond 90 days. Thus, AKI and CKD can form a continuum whereby initial kidney injury can lead to persistent renal injury, eventually leading to CKD.

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

Delayed Graft Function (DGF)

Our initial target indication for UNI-494 is delayed graft function. DGF refers to the acute kidney injury that occurs in the first week after kidney transplantation, which necessitates dialysis intervention. Ischemia/reperfusion injury (IRI) is known to be a major risk factor for the AKI that results in DGF. Patients who experience DGF have an increased risk of mortality that’s 59% higher than those without DGF. Patients with DGF are also more than 2 times more likely to be readmitted to the hospital within 30-days post-transplantation and are at 41% increased risk of long-term graft loss. Given the average cost of a kidney transplant of nearly $500,000, the economic implications of graft failure due to DGF are staggering.

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

UNI-494: A Novel Prodrug of Nicorandil

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

Mechanism of Action of UNI-494

UNI-494 is a novel proprietary drug that selectively binds to the SUR2B subunit of the mitochondrial KATP channel and activates it to restore mitochondrial function and reduce oxidative stress. UNI-494 is cleaved by esterase enzymes to form nicorandil, the active metabolite. The proposed mechanism of action of UNI-494 is shown in Figure 13 below:

Figure 13: Mechanism of Action of UNI-494

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

Rationale for Development

Efficacy of UNI-494 in Animal Models: We conducted pre-clinical pharmacology studies to evaluate the efficacy of UNI-494 in preventive mode on kidney injury with a special focus on kidney functional markers (serum creatinine [sCr], blood urea nitrogen [BUN], and urinary albumin/creatinine ratio [ACR]), tubular injury markers (urinary neutrophil gelatinase-associated lipocalin [NGAL] and proximal tubular damage (proximal tubular injury scores via histology. The study evaluated the in vivo efficacy of intravenous UNI-494 in the unilateral renal ischemia-reperfusion rat model of acute kidney injury, which is a well-established model of DGF.

UNI-494 was administered 30 minutes prior to the induction of ischemia, IR induced significant increases of sCr, BUN, ACR, NGAL, β2-MG, and proximal tubular injury damage scores in the vehicle treated DGF group when compared to No DGF sham group (p<0.0001 – as per one-way ANOVA multiple comparison test). Following treatment with UNI-494, there was a statistically significant reduction of biomarkers and improvement in tubular injury as shown below in Figure 14:

Figure 14: Effect of UNI-494 on Ischemia-Reperfusion Injury in Rats

Importantly, UNI-494 prevented serum and urinary markers of AKI at 5 mg/kg, and proximal tubular injury scores improved in a dose-dependent manner. The study concluded that UNI-494 is a potential candidate for prevention of DGF and other AKI clinical conditions.

UNI-494 Clinical Development Status

We have completed a Phase I study in healthy volunteers to evaluate the safety and tolerability of UNI-494.

Phase I Study in Healthy Volunteers

The Phase 1 study was a single center, double-blind, placebo-controlled, randomized single ascending dose (Part 1) and multiple ascending dose (Part 2) study in healthy volunteers conducted in the United Kingdom. Dosing in both arms was completed in a stepwise fashion. The objective of the study was to assess the safety, tolerability and pharmacokinetics of UNI-494.

Single Ascending Dose: Part 1 of the study enrolled 40 participants in 5 cohorts with 30 participants dosed with UNI-494 and 10 participants dosed with placebo. UNI-494 was well-tolerated in healthy participants as a single dose ranging from 10 mg to 160 mg. There were no serious adverse events (SAEs) or adverse events (AEs) leading to withdrawal. Headache was the most common adverse event reported. Most of the adverse events were mild, and all participants dosed with UNI-494 completed the study.

Multiple Ascending Dose: Part 2 of the study enrolled 19 participants in two cohorts with 15 participants dosed with UNI-494 and 4 dosed with placebo. In Cohort One (n=9), participants were dosed with 40 mg two times a day (BID) for 5 days with UNI-494 or matching placebo. In Cohort Two (n=10), participants were dosed with 80 mg BID for 5 days. There were no serious adverse events (SAEs) in Part 2 of the study, and UNI-494 was safe and well-tolerated at the 40 mg BID dose for 5 days. Most common adverse events reported included headache, nausea, and vomiting. In Cohort One, the majority of the adverse events reported were mild and all but one participant completed the study. In Cohort Two, UNI-494 was not well-tolerated with 4 participants withdrawing from the study due to adverse events.

Pharmacokinetics of UNI-494 were also evaluated in the study. The absorption of UNI-494 was fast, and UNI-494 was rapidly metabolized to release nicorandil and the linker as expected.

Following the completion of Phase I study in healthy volunteers, we requested a meeting with the FDA to discuss our proposed clinical study in patients undergoing kidney transplantation. This study is designed to evaluate the safety and tolerability of UNI-494 in patients undergoing kidney transplantation and to get proof of concept data on the efficacy of UNI-494 to prevent DGF. In a written response, the FDA recommended additional studies before a clinical study is initiated in patients undergoing kidney transplantation. Based on the feedback from the FDA, and our current focus on commercializing and launching our lead drug, OLC, the company decided to deprioritize further development of UNI-494 for the time being.

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

Sphaera License Agreement

On October 1, 2017, we entered into an exclusive license agreement (the “Sphaera License Agreement”) with Sphaera Pharma Pte. Ltd., a Singaporean pharmaceutical corporation (“Sphaera”). Pursuant to the Sphaera License Agreement, we acquired an exclusive royalty-bearing global license to develop, make, have made, use, practice, research, distribute, lease, sell, offer for sale, license, import or otherwise dispose of certain rights owned or controlled by Sphaera and/or any of its affiliates, related to UNI-494 (the “UNI-494 Rights”). We also acquired a non-exclusive license to certain know-how and technology related to the UNI-494 Rights. Sphaera conceived of and performed initial characterization of various potential pro-drug linkers, including the initial patent application, and performed some initial physicochemical characterization and preliminary animal pharmacokinetic studies.

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

We are also required to pay to Sphaera certain milestone payments, including, upon our initiation of a second clinical trial; $50,000 at the time the first patient in such trial is dosed; an additional $50,000 within 30 days of completion of such trial; and at the time the FDA accepts an NDA for UNI494, $1.65 million. In addition, we are responsible for the prosecution of patent rights, and any related costs and expenses for patent prosecution and maintenance.

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

Patent Portfolio

Oxylanthanum Carbonate

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

Both the U.S. patent family and the foreign patent family containing claims to Oxylanthanum Carbonate and related compounds were filed in 2011.  Exclusive of patent term extension, the U.S. patents from this family containing claims covering Oxylanthanum Carbonate has a statutory expiration date in 2032. Corresponding patents granted in Canada, Europe (validated in multiple European Patent Convention member states), Japan, China, Australia, and other countries have statutory expiration dates in 2032.

In some cases, granted United States patents claiming Oxylanthanum Carbonate have a longer statutory term than the corresponding foreign patents. We anticipate patent exclusivity until May 2036 with the patent term extension available for the ’240 patent. This results from the USPTO’s practice of granting patent term adjustments for prosecution delays originating at the USPTO. Such adjustments are generally not available under foreign patent laws. If Oxylanthanum Carbonate is approved for marketing in the United States, under the Hatch-Waxman Act we may be eligible for up to five years patent term extension for a granted United States patent containing claims covering Oxylanthanum Carbonate. Similar term extensions may be available in Europe, Japan, Australia, and certain other foreign jurisdictions. The amount of any such term extension, and the identity of the patent to which it would apply, are dependent upon several factors including the duration of the development program and the date of marketing approval.

The most relevant granted United States patents with claims covering Oxylanthanum Carbonate are listed below, along with their projected expiration dates exclusive of any patent term extension.

Patent Number	Title	Projected Expiration
8,961,917	Lanthanum carbonate hydroxide, lanthanum oxycarbonate and methods of their manufacture and use	October 26, 2032
10,350,240	Lanthanum carbonate hydroxide, lanthanum oxycarbonate and methods of their manufacture and use	November 12, 2032
11,406,663	Lanthanum carbonate hydroxide, lanthanum oxycarbonate and methods of their manufacture and use	May 12, 2031

UNI 494

We believe that we have a strong global intellectual property position, substantial know-how and trade secrets relating to UNI-494. As of October 28, 2020, we have one granted U.S. patent that is exclusively licensed to us from Sphaera Pharma Pte Ltd. In addition, we have two granted U.S. patents that we own. The first granted U.S. patent is directed to methods of making UNI-494, and it is expected to expire in 2032. The second granted U.S. patent is directed to methods of using UNI-494, and to other compositions of matter and their uses and is expected to expire in 2040.

Patent Number	Title	Projected Expiration
9,359,376	Substituted methylformyl reagents and method of using same to modify physicochemical and/or pharmacokinetic properties of compounds	July 11, 2032
12,036,211	Nicorandil derivatives	March 16, 2040

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

Employees

As of March 28, 2025, we had 22 full-time employees and one part-time employee. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We were incorporated in August 2016 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net loss for the years ended December 31, 2023 and 2024 was $30.5 million and $36.7million, and our accumulated deficit as of December 31, 2024 was $1013 million. There can be no assurance that the product candidates currently under development or that may be under development by us in the future will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our product candidates. As of December 31, 2023 and 2024, we had cash of $9.7 million and $26.1 million, respectively. On March 3, 2023, the entered into a securities purchase agreement with certain healthcare-focused institutional investors that will provide up to $130 million in gross proceeds to us through a private placement that included initial upfront funding of $30 million.

On March 13, 2024, we entered into a securities purchase agreement with certain accredited investors pursuant to which sold 50,000 shares of our Series B Convertible Preferred Stock at a purchase price of $1,000 per share with an initial conversion price of $1.00 per share, for an aggregate purchase price of $50.0 million.

In addition, on November 13, 2024, we entered into a Sales Agreement, with Guggenheim Securities, LLC pursuant to which, we may offer and sell shares of our common stock having an aggregate offering price of up to $50 million, subject to certain limitations and in accordance with the terms of the Sales Agreement, from time to time through or to Guggenheim Securities, acting as sales agent or principal.

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

On March 3, 2023, we signed a securities purchase agreement with certain healthcare-focused institutional investors pursuant to which we issued and sold 30,190 shares of Series A-1 Preferred Stock. Such Series A-1 Preferred Stock and the securities issuable upon conversion of the Series A-1 Preferred Stock are potentially dilutive instruments and the conversion of these securities upon Stockholder Approval in 2023 resulted in dilution to our existing stockholders: On July 11, 2023, the Series A-1 Preferred Stock was converted into 19,516,205 shares of common stock as well as 43,649 shares of Series A-2 Preferred Stock and Tranche A Warrants exercisable for Series A-3 Preferred Stock convertible into 47,852,430 shares of common stock, Tranche B Warrants exercisable for Series A-4 Preferred Stock convertible into 43,502,206 shares of common stock and Tranche C warrants exercisable for Series A-5 Preferred Stock convertible into 69,609,531 shares of commons stock. In March 2024, the 43,649 shares of Series A-2 Preferred Stock was exchanged for 21,388.01 shares of Series A-2 Prime Preferred Stock convertible into 43,649,000 shares of common stock.

In addition, on March 13, 2024, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement, 50,000 shares of our Series B Convertible Preferred Stock, par value $0.001 per share, at a purchase price of $1,000 per share with an initial conversion price of $1.00 per share, subject to adjustment, for an aggregate purchase price of $50 million. Such Series B-1 Preferred Stock and the securities issuable upon conversion of the Series B-1 Preferred Stock are potentially dilutive instruments and the conversion of these securities upon Stockholder Approval in 2024 resulted in dilution to our existing stockholders: Following stockholder approval, the Series B-1 Preferred Stock was converted into 42,118,000 shares of common stock as well as 7,882 shares of Series B-2 Preferred Stock which are convertible into 7,882,000 shares of our common stock.

As a result of the agreements, these stockholders, acting together, may have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control the management and affairs of our company.

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

We have no experience manufacturing product candidates on a clinical or commercial scale and will be dependent on third parties for the manufacture of our product candidates. If we experience problems with any of these third parties or their subcontractors or vendors, they could delay clinical development or marketing approval of our product candidates or our ability to sell any approved products.

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

Third-party manufacturers may not be able to comply with U.S. cGMPs or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, or their subcontractors, to comply with cGMPs or other applicable regulations, even if such failures do not relate specifically to our product candidates or approved products, could result in sanctions being imposed on us or the manufacturers, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product candidates and harm our business and results of operations.

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

Furthermore, we expect to rely on third parties to release, label, store and distribute drug supplies for our clinical trials. Any performance failure on the part of these third parties, including a failure that may not relate specifically to our product candidates, could delay or otherwise adversely impact clinical development or marketing approval of our product candidates or commercialization of our drug, producing losses and depriving us of potential revenue. Our supplier Shilpa Medicare Ltd was reviewd by the FDA in March 2025.

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

As of December 31, 2024, we had 19 full-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Further, in many countries outside the U.S., a drug must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the EMA or another regulatory authority does not ensure approval by reimbursement authorities in that jurisdiction, and approval by one reimbursement authority outside the U.S. does not ensure approval by any other reimbursement authorities. However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. In addition, we plan to rely on a partner to obtain approval by reimbursement authorities outside the U.S. Our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our partners’ control.

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

As of January 6, 2025, we had not regained compliance with the minimum bid price requirement. On January 7, 2025, Nasdaq notified us that we would have an additional 180 calendar days, or until July 7, 2025, to regain compliance.

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

As of December 31, 2024, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 63% of our outstanding shares of common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the years ended December 31, 2024, we concluded that our internal control over financial reporting was effective. However, in connection with the preparation of our financial statements for the years ended December 31, 2023, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in 2023, we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. While we have taken steps to remediate the material weaknesses in 2023 and have determined our internal controls were effective for 2024, we may identify new material weaknesses in our internal control over financial reporting in future years, and investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

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

Stockholders

As of March 28, 2025, there were 99 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Issuers Purchases of Equity Securities

None.

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

Overview

We are a clinical-stage biotechnology company focused on identifying, developing, and commercializing innovative therapies to address significant unmet medical needs, with an initial focus on kidney disease. Founded in 2016, Unicycive was established to create a streamlined and efficient drug development platform capable of accelerating the advancement of promising therapies from discovery to commercialization. Currently, our two programs are focused on kidney disease, an area we believe we have the potential to offer medical benefit. Our initial focus is on developing drugs and getting them approved in the U.S., and then to partner with global biopharmaceutical companies in the rest of the world. As we grow the company and build our team, we intend to focus on identifying medical conditions within and outside of kidney disease. Our business model is to license technologies and drugs in order to pursue development, regulatory approval, and commercialization of those products in global markets. Many biotechnology companies utilize similar strategies of in-licensing and then developing and commercializing drugs. We believe, however, that our management team’s broad network, expertise in the biopharmaceutical industry, and successful track record gives us an advantage in identifying and bringing these assets into our company.

Our current development programs are focused on two novel therapies: Oxylanthanum Carbonate, a next-generation phosphate binder for the treatment of hyperphosphatemia in chronic kidney disease patients on dialysis, and UNI-494, a novel drug candidate in development for the treatment of acute kidney injury. Oxylanthanum Carbonate and UNI-494 were initially developed by and licensed to us from Spectrum Pharmaceuticals (“Spectrum”) and Sphaera Pharma, respectively. Spectrum conducted a Phase 1 clinical trial with Oxylanthanum Carbonate in 2012, prior to the grant of our license in 2018. Sphaera conceived and performed initial characterization of various potential pro-drug linkers, including the initial patent application. As discussed herein, after completing IND enabling preclinical studies, we have completed a Phase I clinical study in healthy volunteers with UNI-494 in 2024.

Chronic kidney disease (CKD) is the gradual loss of kidney (renal) function that can get worse over time leading to lasting damage and possibly Stage 5 or end-stage renal disease (ESRD). CKD affects nearly 36 million Americans; approximately 550,000 of them have end stage renal disease and require dialysis. Hyperphosphatemia is common in people with CKD and has been directly linked to increased morbidity and mortality for people on dialysis. For an estimated 75% of people in the U.S. on dialysis, hyperphosphatemia remains uncontrolled due to challenges with the six currently available phosphate binders, namely insufficient potency, pill burden and unpalatable formulations. To address this significant and growing challenge, Unicycive is developing Oxylanthanum Carbonate, which leverages proprietary nanoparticle technology to address the shortcomings of current therapies by delivering higher potency that enables fewer and smaller pills — all in a formulation that is more acceptable for patients because it is swallowed, not chewed. With OLC, if approved, people on dialysis and their physicians may have a better option to control hyperphosphatemia.

AKI is a sudden episode of kidney failure or kidney damage (within the first 90 days of injury). After 90 days, the patient is considered to have progressed into CKD. AKI affects more than 2 million U.S. patients and costs the healthcare system in excess of $9 billion per year. More than 300,000 patients per year in the U.S. die due to AKI. Currently there are no FDA approved medicines to treat DGF and/or AKI. Treatment options for AKI include continuous renal replacement therapy, renal transplant, and dialysis. In most cases the damage to the kidney is irreversible, and the patient needs to have a renal transplant or be on dialysis for life. Therefore, there is a high unmet medical need. If approved, UNI-494 has the potential to be a first-in-class drug for the treatment of AKI.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $30.5 million and $36.7 million for the years ended December 31, 2023 and 2024 respectively. As of December 31, 2024, we had an accumulated deficit of $101.3 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Recent Developments

Extension of Nasdaq Compliance Period

On July 9, 2024, the Company received written notice (the “Notice”) from the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that the bid price its common stock, for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, the Company was not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with the Nasdaq Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until January 6, 2025, to regain compliance with the minimum bid price requirement.

As of January 6, 2025, the Company has not regained compliance with the minimum bid price requirement. On January 7, 2025, Nasdaq notified the Company that it would have an additional 180 calendar days, or until July 7, 2025, to regain compliance.

Issuance of Common Stock Upon Conversion of Series A-2 Prime Preferred

On February 18, 2025, the Company issued 1,400,000 shares (the “Shares”) of common stock, upon conversion of 686.00 shares of the Company’s Series A-2 Prime Preferred.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2024 (in thousands)

	Years Ended December 31,
	2023	2024	Change	% Change

Licensing revenues:	$675	$-	$(675)	(100)%
Operating expenses:
Research and development	12,902	20,014	7,112	55%
General and administrative	8,547	12,103	3,556	42%
Total operating expenses	21,449	32,117	10,668	50%
Loss from operations	(20,774)	(32,117)	(11,343)	55%
Other income (expenses):
Interest income	615	1,261	646	105%
Interest expense	(82)	(71)	11	(14)%
Change in fair value of warrant liability	(10,303)	(5,802)	4,501	(44)%
Total other income (expenses)	(9,770)	(4,612)	5,158	(53)%
Net loss	$(30,544)	$(36,729)	$(6,185)	20%

Licensing Revenues

Licensing revenues decreased approximately $0.7 million, or 100%, from the year December 30, 2023 due to an upfront payment of approximately $0.7 million associated with a licensing agreement entered into with Lotus International Pte Ltd. in February 2023. There was no comparable revenue earned in the current period. We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

Research and Development Expenses

Research and development expenses increased by approximately $7.1 million, or 55% from $12.9 million for the year ended December 31, 2023 to $20.0 million for the year ended December 31, 2024. The increase in research and development expenses was primarily due to an increase in drug development costs of $6.1 million. There was $750,000 increase in labor costs. Non-cash stock compensation increased $211,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.5 million, or 42%, from $8.5 million for the year ended December 31, 2023 to $12.1 million for the year ended December 31, 2024 primarily due to an increase of $1.5 million in consulting and professional services costs. Labor costs increased $319,000 due to hiring of new employees, and rent, travel, supplies and other costs increased $2.7 million. Non-cash stock compensation costs increased $371,000. The increases were partially offset by a decrease in insurance expense for directors and officers of $168,000.

Other Income (Expenses)

Other income (expenses) decreased by approximately $5.2 million, or 53% from $9.8 million for the year ended December 31, 2023 to approximately $4.6 million for the year ended December 31, 2024. The increase was due primarily to the change in fair value of our warrant liability. We earned interest income of $1.3 million on our cash balance during the year that was partially offset by $71,000 in interest expense.

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

In addition, on November 13, 2024, we entered into a Sales Agreement, with Guggenheim Securities, LLC pursuant to which, we may offer and sell shares of our common stock having an aggregate offering price of up to $50 million, subject to certain limitations and in accordance with the terms of the Sales Agreement, from time to time through or to Guggenheim Securities, acting as sales agent or principal. From November 13, 2024 through December 31, 2024 we have sold 977,407 shares of common stock at an average price of $0.72 per share resulting in aggregate gross proceeds of approximately $0.7 million, for which it paid Guggenheim approximately $21,000 in commissions, resulting in net proceeds to the Company of approximately $0.7 million.

Future Funding Requirements

We have incurred net losses since our inception. For the year ended December 31, 2024, we had a net loss of $36.7 million, and we expect to incur substantial additional losses in future periods. As of December 31, 2024, we had an accumulated deficit of $101.3 million.

We expect to continue incurring losses in the future and will be required to raise additional capital in the future to complete planned clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. Management believes that we will continue to have access to capital resources through possible equity offerings, debt financing, corporate collaborations, or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve cash in amounts sufficient to sustain operations and meet our obligations. Based on our currently anticipated level of expenditures, and after receiving the proceeds from the private placement in March 2024 and at-the-market public offering in November 2024, we believe that we have sufficient resources such that there is not substantial doubt about the ability to continue operations for at least one year after the date that these financial statements are available to be issued.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Years Ended December 31,
	2023	2024
Net cash (used in) provided by:
Operating activities	$(18,283)	(28,575)
Investing activities	(12)	(72)
Financing activities	27,541	45,088
Net (decrease) increase in cash	$9,246	16,441

Cash Flows from Operating Activities

Net cash used in operating activities was $28.6 million for the year ended December 31, 2024. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $36.7 million after including the effect of non-cash adjustments for stock compensation and change in fair value of our warrant liability.

Net cash used in operating activities was $18.3 million for the year ended December 31, 2023. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $30.5 million after including the effect of non-cash adjustments for stock compensation and change in fair value of our warrant liability.”.

Cash Flows from Investing Activities

Net cash used in investing activities was $72,000 for the year ended December 31, 2024 and was due to the purchase of furniture and fixtures for our corporate office.

Net cash used in investing activities was $12,000 for the year ended December 31, 2023 and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash provided by financing activities was $45.1 million for the year ended December 31, 2024 and was due primarily to the private placement financing agreement we closed on March 13, 2024 and the public offering sales agreement we closed on November 13, 2024 , partially offset by dividends paid to preferred stockholders.

Net cash provided by financing activities was $27.5 million for the year ended December 31, 2023 and was primarily due to the private placement financing agreement we closed on March 3, 2023.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development, stock-based compensation, and warrant liabilities. The fair value of warrants contingently issued as part of our March 2023 private placement financing represents a material addition to our critical accounting policies and estimates. There have been no other material changes to our critical accounting policies and estimates during the year ended December 31, 2024 from those used for the year ended December 31, 2023. The below policies represent our critical accounting policies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNICYCIVE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Audit Committee and Stockholders of

Unicycive Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Unicycive Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Grassi & Co., CPAs, P.C.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditors since 2023.

Jericho, New York

March 31, 2024

Unicycive Therapeutics, Inc.

Balance Sheets

(in thousands, except for share and per share amounts)

	As of	As of
	December 31,	December 31,
	2023	2024
Assets
Current assets:
Cash	$9,701	$26,142
Prepaid expenses and other current assets	3,698	4,806
Total current assets	13,399	30,948
Right of use asset, net	766	645
Property, plant and equipment, net	26	75
Total assets	$14,191	$31,668

Liabilities and stockholders’( deficit) equity
Current liabilities:
Accounts payable	$839	$1,058
Accrued liabilities	3,234	3,562
Warrant liability	13,134	18,936
Operating lease liability – current	327	564
Total current liabilities	17,534	24,120
Operating lease liability – long term	466	117
Total liabilities	18,000	24,237
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Series A-2 Prime preferred stock, $0.001 par value per share – 43,649 Series A-2 shares authorized at December 31, 2023 and 21,388.01 Series A-2 Prime shares authorized at December 31, 2024; 43,649 Series A-2 shares outstanding at December 31, 2023 and 6,150.21 Series A-2 Prime shares outstanding at December 31, 2024	-	-
Series B-2 preferred stock, $0.001 par value per share – zero and 7,882 shares authorized at December 31, 2023 and December 31, 2024, respectively; zero and 3,000 shares outstanding at December 31, 2023 and December 31, 2024, respectively
Preferred stock: $0.001 par value per share—9,926,161 and 9,846,891 shares authorized at December 31, 2023 and December 31, 2024, respectively; zero shares issued and outstanding at December 31, 2023 and December 31, 2024	-	-
Common stock, $0.001 par value per share – 200,000,000 and 400,000,000 shares authorized at December 31, 2023 and 2024, respectively; 34,756,049 shares issued and outstanding at December 31, 2023 and 113,842,364 issued and outstanding at December 31, 2024	35	114
Additional paid-in capital	60,697	108,587
Accumulated deficit	(64,541)	(101,270)
Total stockholders’(deficit) equity	(3,809)	7,431
Total liabilities and stockholders’ (deficit) equity	$14,191	$31,668

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(in thousands, except for share and per share amounts)

	Year Ended December 31,	Year Ended December 31,
	2023	2024

Licensing revenues	$675	$-

Operating expenses:
Research and development	12,902	20,014
General and administrative	8,547	12,103
Total operating expenses	21,449	32,117
Loss from operations	(20,774)	(32,117)
Other income (expenses):
Interest income	615	1,261
Interest expense	(82)	(71)
Change in fair value of warrants	(10,303)	(5,802)
Total other income (expenses)	(9,770)	(4,612)
Net loss	(30,544)	(36,729)
Deemed dividend to Series A-1 preferred stockholders	(867)	-
Dividends on Series B-1 Preferred Stock	-	(1,095)
Net loss attributable to common stockholders	$(31,411)	$(37,824)
Net loss per share attributable to common stockholders, basic and diluted	$(1.28)	$(0.56)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	24,539,309	66,985,129

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

	Series A-1		Series B-1				Series A-2		Series A-2 Prime		Series B-2		Additional		Stockholder’
	Preferred Stock		Preferred Stock		Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	-	$-	-	$-	15,231,655	$15	-	$-	-	$-	-	$-	$33,516	$(33,997)	$(466)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(30,544)	(30,544)
Issuance of Series A-1 preferred stock, net of issuance costs and allocated fair value of warrant liability	30,190	25,407	-	-	-	-	-	-	-	-	-	-	-	-	-
Deemed dividends on Series A-1 preferred stock	-	867	-	-	-	-	-	-	-	-	-	-	(867)	-	(867)
Issuance of Series A-2 preferred stock and common stock upon conversion of Series A-1 preferred stock	(30,190)	(26,274)	-	-	19,516,205	20	43,649	-	-	-	-	-	26,254	-	26,274
Issuance of common stock for exercise of options	-	-	-	-	8,189	-	-	-	-	-	-	-	27	-	27
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	1,767	-	1,767
Balance at December 31, 2023	-	-	-	-	34,756,049	35	43,649	-	-	-	-	-	60,697	(64,541)	(3,809)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(36,729)	(36,729)
Issuance of Series B-1 preferred stock , net of issuance costs	-	-	50,000	46,187	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series B-1 preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	(1,095)	-	(1,095)
Exchange of Series A-2 preferred stock for Series A-2 Prime preferred stock	-	-	-	-	-	-	(43,649)	-	21,388.01	-	-	-	-	-	-
Conversion of Series A-2 Prime preferred stock into common stock	-	-	-	-	31,097,551	31	-	-	(15,237.8)	-	-	-	-	-	31
Issuance of Series B-2 preferred stock and common stock upon conversion of Series B-1 preferred stock	-	-	(50,000)	(46,187)	42,118,000	$42	-	-	-	-	7,882	-	46,108	-	46,150
Conversion of Series B-2 preferred stock into common stock	-	-	-	-	4,882,000	5	-	-	-	-	(4,882)	-	-	-	5
Issuance of common stock for cash, net of issuance costs	-	-	-	-	977,407	1	-	-	-	-	-	-	523	-	524
Issuance of common stock for exercise of options	-	-	-	-	11,357	-	-	-	-	-	-	-	4	-	4
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	2,350	-	2,350
Balance at December 30, 2024	-	$-	-	$-	113,842,364	$114	-	$-	6,150.21	$-	3,000	$-	$108,587	$(101,270)	$7,431

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2024
Cash flows from operating activities
Net loss	$(30,544)	$(36,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9	22
G&A expense for issuance of common stock	-	-
Stock-based compensation expense	1,767	2,350
Amortization of operating lease right of use asset	275	406
Change in fair value of warrant liability	10,303	5,802
Changes in assets and liabilities:
Prepaid expense and other current assets	(1,117)	(820)
Accounts payable and accrued liabilities	1,276	790
Operating lease liability	(252)	(397)
Net cash used in operating activities	(18,283)	(28,575)
Cash flows from investing activities
Purchases of property, plant and equipment	(12)	(72)
Net cash used in investing activities	(12)	(72)
Cash flows from financing activities
Payments on financed insurance policies	(496)	(527)
Gross Proceeds from Secondary Offerings	-	683
Dividends	-	(1,095)
Deferred Cost of at the market offering	-	(160)
Proceeds from issuance of Series A-1 preferred stock and warrants	30,190	50,000
Issuance costs related to Series A-1 preferred stock and warrants	(2,153)	(3,813)
Net cash (used in) provided by financing activities	27,541	45,088
Net (decrease) increase in cash	9,246	16,441
Cash at the beginning of the period	455	9,701
Cash at the end of the period	$9,701	$26,142
Supplemental cash flow information
Deferred preclinical charges included in prepaid expenses and other current assets	$349	$-
Deferred insurance charges included in prepaid expenses and other current assets	$270	$267
Issuance of Series A-2 preferred stock and common stock upon conversion of Series A-1 preferred stock	$26,274	$-
Issuance of Series B-2 preferred stock and common stock upon conversion of Series B-1 preferred stock	-	46,187
Accrued dividends on preferred stock	$867	$-
Fair value of warrants issued in connection with the issuance of preferred stock	$2,831	$-
Cash paid for interest	$24	$12
Cash paid for income taxes	$-	$-

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

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2023, and December 31, 2024, the Company had an accumulated deficit of $64.5 million and $101.3 million, respectively.

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

On March 13, 2024, the Company entered into a securities purchase agreement with certain healthcare-focused institutional investors to provide $50.0 million in gross proceeds through a private placement. Pursuant to the securities purchase agreement, the Company issued institutional purchasers $50.0 million in shares of Series B Convertible Preferred Stock. The Company received $46.2 million in net proceeds (net of issuance costs).

On November 13, 2024, the Company entered into a Sales Agreement, with Guggenheim Securities, LLC pursuant to which, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations and in accordance with the terms of the Sales Agreement, from time to time through or to Guggenheim Securities, acting as sales agent or principal. From November 13, 2024 through December 31, 2024 the Company sold 977,407 shares of common stock at an average price of $0.72 per share resulting in aggregate gross proceeds of approximately $0.7 million, for which it paid Guggenheim approximately $21,000 in commissions, resulting in net proceeds to the Company of approximately $0.7 million.

The Company expects to continue incurring losses in the future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financing, corporate collaborations, or other means. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s currently anticipated level of expenditures, and after receiving the proceeds from the private placement in March 2024 and at-the-market public offering in November 2024, the Company believes that it has sufficient resources such that there is not substantial doubt about the ability to continue operations for at least one year after the date that these financial statements are available to be issued.

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

Segment Information

The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. The Company’s Chief Executive Officer has the responsibility as the CODM to review and assess the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Statements of Operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. As of December 31, 2024, management determined there were no impairments of the Company’s property and equipment.

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

The fair value of the warrant liability associated with the Company’s March 2023 private placement transaction, further described in Note 12, was determined as of March 3, 2023, and March 31, 2023, by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with the warrants. The MCS methodology calculates the theoretical value of a warrant liability based on certain parameters, including: (i) the threshold of exercising the warrants, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, and (vii) estimated probability assumptions surrounding shareholder approval as well as the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2024 (in thousands).

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$18,936	$18,936
Total liabilities at fair value	$-	$-	$18,936	$18,936

The following table summarizes the changes in fair value of the warrant liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs (in thousands).

Year Ended December 31, 2023
Fair value, January 1, 2023	$-
Issuance of warrants (March 3, 2023)	2,831
Change in fair value of warrants	10,303
Fair value, December 31, 2023	$13,134

Year Ended December 31, 2024
Fair value, January 1, 2024	$13,134

Change in fair value of warrants	5,802
Fair value, December 31, 2024	$18,936

Expense relating to the change in fair value of the warrant liability of $10.3 million and $5.8 million, for the years ended December 31, 2023 and 2024, respectively, are included in other income (expense) in the statements of operations.

ASC 820, Fair Value Measurement requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2023 and 2024, the recorded values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of the instruments. Cash and cash equivalents, accounts payable, and accrued liabilities are Level 1 financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The cash and cash equivalents the Company uses to satisfy working capital and operating expense needs are held in accounts at various financial institutions. Cash balances may at times exceed federally insured limits. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. No such losses have been incurred through December 31, 2024.

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

The Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174, which became effective January 1, 2022. We are monitoring legislation for any further changes to Section 174 and the impact, if any, on the financial statements in 2025.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We have adopted this guidance and do not expect it to have a material impact on our financial statements.

Income Taxes Disclosures – In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Accounting pronouncements pending adoption

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The company is currently evaluating the impact of adopting the standard on the Consolidated Financial Statements.

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

In June 2024, the Company entered into the First Amendment to Manufacturing and Supply Agreement with Shilpa (the “Amendment”) in anticipation of an increased manufacturing demand for OLC. Pursuant to the Amendment, the Company has agreed to make a binding purchase order for tablets of OLC and Shilpa has agreed to deliver such order by September 30, 2025. In addition, the Company has agreed to order additional tablets for delivery between December 31, 2025, and September 30, 2026. Further, the Company has agreed to make certain milestone payments and to provide certain funding to Shilpa for a new manufacturing line. The initial term of the Agreement shall continue until the eighth (8th) anniversary of the date of receipt by the Company of FDA approval of its NDA of OLC (the “Initial Term”). Following the Initial Term, the Agreement shall continue in effect for consecutive periods of four (4) years each unless earlier terminated pursuant to the terms of the Agreement.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize oxylanthanum carbonate and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 313,663 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the oxylanthanum carbonate Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for oxylanthanum carbonate is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for oxylanthanum carbonate is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Spectrum Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Spectrum Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million resulting from a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. In February 2023, the Company received an upfront payment of approximately $0.7 million resulting from a sublicense development agreement with Lotus International Pte Ltd. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as a research and development expense in the accompanying statements of operations for the year ended December 31, 2024.

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

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study is approximately $3.7 million, and subsequent revisions reduced the overall budget to $2.9 million. Related payments totaling approximately $2.8 million have been paid to Quotient as of December 31, 2024. Approximately $2.8 million of related expense has been recorded, and approximately $0.6 million has been recorded in prepaid expenses and other current assets in the accompanying balance sheets as of December 31, 2023 and there is no prepaid balance in 2024.

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

On April 10, 2023, the Company entered into an agreement with Inotiv that provides preclinical trial and related services, for the purpose of performing research in support of UNI-494. The budget for these services is approximately $2.9 million. Approximately $2.9 million has been paid to Inotiv as of December 31, 2024, and approximately $0.3 million has been recorded in prepaid expenses and other current assets in the accompanying balance sheet as of December 31, 2023 and there is no prepaid balance in 2024.

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

On June 29, 2023 and October 26, 2023, the Company entered into services agreements with Shilpa Medicare Ltd related to NDA filing support for Oxylanthanum Carbonate. The agreements provide for total payments of up to $6.5 million, and the Company has made $6.5 million in payments pursuant to the agreements as of December 31, 2024.

4. Licensing Revenues

On July 14, 2022, the Company entered into a license agreement (the “Lee’s Agreement”) with Lee’s Pharmaceutical (HK) Limited (“Lee’s”). Under the terms of the agreement, Lee’s Pharmaceutical will be responsible for development, registration filing and approval for Oxylanthanum Carbonate in China, Hong Kong, and certain other Asian markets. In addition, Lee’s will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Oxylanthanum Carbonate in the licensed territories. Both parties agreed to enter into a separate manufacturing and supply agreement whereby Unicycive will supply Lee’s with Oxylanthanum Carbonate product. The Company has received an upfront payment of approximately $1.0 million, expects to receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties between 7% and 10% upon achievement of prespecified regulatory and commercial achievements.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of December 31, 2023, and December 31, 2024. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of December 31, 2023, and December 31, 2024. The Company will reassess this conclusion at each reporting date.

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

ASC 606 indicates that constrained variable consideration should be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable considerations consisting of milestone payments and sales-based royalties may be received based on the completion of certain clinical, regulatory, and commercial activities. The Company has concluded that the future milestone payments should be excluded from the transaction price due to the uncertainty of achievement as of December 31, 2024. The Company will reassess this conclusion at each reporting date until the uncertainties are resolved.

For the sales-based royalty payments, guidance requires an entity to recognize revenue for a sales-based royalty promised in exchange for a license of intellectual property only when the later of 1) the subsequent sale or usage occurs, or 2) the performance obligation to which some or all the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. The Company has concluded that the future sales-based royalties should be excluded from the transaction price as of December 31, 2024. The Company will reassess this conclusion at each reporting date.

The Company has concluded that at contract inception the total transaction price is $675,000 in the amount of the upfront payment. ASC 606 generally requires an entity to allocate the transaction price to the performance obligations in proportion to their standalone selling prices (i.e., on a relative standalone selling price basis). The Company identified the bundle of the license grant and development services as the single performance obligation in the agreement. The $675,000 initial transaction price will therefore be entirely allocated to this obligation.

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

We may earn additional licensing revenue in the future if we negotiate business development arrangements with third parties.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2023, and 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2023	2024
Prepaid directors’ and officers’ liability insurance premiums	$270	$263
Prepaid preclinical services	3,103	3,604
Other	325	939
Total	$3,698	$4,806

Property, plant and equipment as of December 31, 2023 and 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2023	2024
Leasehold improvements	$21	$49
Lab Equipment	-	26
CIP	-	10
Furniture and fixtures	21	29
Subtotal	42	114
Less accumulated depreciation	(16)	(39)
Net	$26	$75

Accounts payable as of December 31, 2023 and 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2023	2024
Trade accounts payable	$821	$966
Credit card liability	18	92
Total	$839	$1,058

Accrued liabilities as of December 31, 2023 and 2024 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2023	2024
Accrued labor costs	$1,917	$1,910
Accrued drug development costs	1,034	1,258
Other	283	394
Total	$3,234	$3,562

6. Operating Lease

The Company leases office space under an operating lease. In December 2021, the Company entered into a lease agreement for 2,367 square feet of office space commencing December 1, 2021. The initial lease term was for two years, and there was an option to extend the lease for an additional year. On March 3, 2023, the Company expanded its leased space through a lease amendment by an additional 2,456 square feet commencing March 15, 2023. The term of the amended lease is for three years with an option to extend the lease for three additional years. On June 28, 2024, the Company further expanded its leased space through a lease amendment by an additional 2,581 square feet commencing July 15, 2024. The term of the amended lease unifies with the current expiration of the lease.

The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842, Leases. The Company classified the lease as an operating lease and, on July 15, 2024, determined that the present value of the lease was approximately $1.0 million using an estimated incremental borrowing rate of 10%. During the years ended December 31, 2023, and 2024, the Company reflected amortization of right-of-use asset of approximately $275,000 and $406,000, respectively, resulting in a right of use asset balance of approximately $0.6 million at December 31, 2024.

During the years ended December 31, 2023, and 2024 the Company made cash payments on the lease of approximately $331,000 and $474,000 respectively towards the lease liabilities. As of December 31, 2024, the total lease liability was $0.7 million. Rent expense for the lease for the years ended December 31, 2023, and 2024 was approximately $354,000 and $484,000, respectively.

Maturities of the Company’s lease liabilities are as follows (in thousands):

Operating Lease
Year ending December 31, 2025	608
Year ending December 31, 2026	118
Total lease payments	726
Less imputed interest rate / present value discount	(45)
Present value of lease liability	681
Less current portion	(564)
Long term portion	$117

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

The Company believes that the likelihood of conditions arising that would trigger these indemnities is remote and, historically, the Company has not made any significant payment under such indemnification provisions. Accordingly, the Company has not recorded any liabilities relating to these agreements. However, the Company may record charges in the future as a result of these indemnification obligations.

Additionally, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was serving, at the Company’s request in such a capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service.

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company matches each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $107,000 and $136,000 for the years ended December 31, 2023, and 2024, respectively.

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

The warrants from the initial public offering are equity classified. The following table summarizes activity for the Company’s IPO warrants for the year ended December 31, 2024:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	4,784,193	6.00	2.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, December 31, 2024	4,784,193	6.00	1.54	-

Issuance of Common Stock Upon Conversion of Series A and Series B Preferred Stock

On June 26, 2023, the Company held its annual shareholder meeting and, as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained (see Note 10). On July 11, 2023, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”), the Company issued a total of 19,516,205 shares of common stock and 43,649 Series A-2 Preferred Stock in settlement of the auto-conversion of the Series A-1 Preferred Stock.

On March 26, 2024, the Company issued 2,850,000 shares of common stock upon conversion of 1,396.50 shares of Series A-2 Prime Preferred Stock.

On June 20, 2024, we held our annual stockholder meeting, and as a result, stockholder approval for the conversion of the Series B-1 Convertible Preferred Stock was obtained (see Note 11). On July 5, 2024, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock, the Company issued 42,118,000 shares of common stock and 7,882 shares of Series B-2 preferred stock in settlement of the automatic conversion of the Series B-1 Convertible Preferred Stock.

On June 25, 2024, the Company issued 5,956,000 shares of common stock upon conversion of 2,918.44 shares of the Company’s Series A-2 Prime Preferred Stock.

On July 23, 2024, the Company issued 3,550,000 shares of common stock upon conversion of 1,739.50 shares of the Company’s Series A-2 Prime Preferred Stock.

On July 25, 2024, the Company issued 3,756,000 shares of common stock upon conversion of 1,840.44 shares of the Company’s Series A-2 Prime Preferred Stock.

On July 29, 2024, the Company issued 1,359,000 shares of common stock upon conversion of 665.91 shares of the Company’s Series A-2 Prime Preferred Stock.

On August 14, 2024, the Company issued 3,502,000 shares of common stock upon conversion of 1,715.98 shares of the Company’s Series A-2 Prime Preferred Stock.

On October 9, 2024, the Company issued 5,500,000 shares of common stock upon conversion of 2,695 shares of the Company’s Series A-2 Prime Preferred Stock.

On October 31, 2024, the Company issued 438,000 shares of common stock upon conversion of 438 shares of the Company’s Series B-2 Preferred Stock.

On December 11, 2024, the Company issued 7,863,327 shares of common stock upon conversion of 3,853.03 shares of the Company’s Series A-2 Prime Preferred Stock.

On December 18, 2024, the Company issued 1,441,000 shares of common stock upon conversion of 1,441 shares of the Company’s Series B-2 Preferred Stock.

On December 19, 2024, the Company issued 3,003,000 shares of common stock upon conversion of 3,003 shares of the Company’s Series B-2 Preferred Stock.

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

Exchange Agreement – Issuance of Series A-2 Prime Preferred

On March 13, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Investors surrendered all shares of Series A-2 Preferred Stock held by them in exchange for an aggregate of 21,388.01 shares of new preferred stock to beknown as “Series A-2 Prime Preferred” (the “Exchanged Preferred”) having rights set forth the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Amended Series A Certificate of Designation”).

Concurrent with execution of the Exchange Agreement, but prior to filing of the Amended Series A Certificate of Designation with the Delaware Secretary of State, the Company filed Certificates of Elimination for each of its Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock, Series A-4Preferred Stock and Series A-5 Preferred Stock (collectively, the “Certificates of Elimination”) with the Delaware Secretary of State.

Concurrent with the execution of the Exchange Agreement, the Company and each Investor have amended and restated the following warrants: (i) tranche A warrants to acquire an aggregate of 47,852,430 shares of Series A-3 Convertible Preferred Stock of the Company convertible into 47,852,430 shares of common stock that were issued on July 11 2023 (the “Original Tranche A Warrants”) have been amended and restated to acquire an aggregate of 25,840.3122 shares of Series A-3 Convertible Preferred Stock (as amended, the “Amended Tranche A Warrants”) convertible into 47,852,430 shares of common stock; (ii) tranche B warrants to acquire an aggregate of 43,502,206 shares of Series A-4 Convertible Preferred Stock of the Company convertible into 43,502,206 shares of common stock that were issued on July 11, 2023 (the “Original Tranche B Warrants”) have been amended and restated to acquire an aggregate of 25,666.30154 shares of Series A-4 Convertible Preferred Stock (as amended, the “Amended Tranche B Warrants”) convertible into 43,502,206 shares of common stock and (iii) tranche C warrants to acquire an aggregate of 69,603,531 shares of Series A-5 Convertible Preferred Stock of the Company convertible into 69,603,531 shares of common stock that were issued on July 11, 2023 (the “Original Tranche C Warrants”, and together with the Original Tranche A Warrants and Tranche B Warrants, the “Original Warrants”) have been amended and restated to acquire 51,506.61294 shares of Series A-5 Convertible Preferred Stock (as amended, the “Amended Tranche C Warrants,” together with the Amended Tranche A Warrants and the Amended Tranche B Warrants, the “Amended Warrants”) convertible into 69,603,351 shares of common stock. The Amended Warrants have the same terms and conditions as the original warrants except that such Amended Warrants: (i) reduced the amount of shares of Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock and Series A-5 Convertible Preferred Stock into which such Amended Warrants are convertible as described above; (ii) allow for the issuance of fractional shares of Series A-3 Preferred Stock, Series A-4 Preferred Stock and Series A-5 Preferred Stock, as applicable upon exercise of such Amended Warrants and (ii) revised the exercise price to be $1,000 per share of Series A-3 Preferred Stock, Series A-4 Preferred Stock and Series A-5 Preferred Stock, as applicable in such Amended Warrants. The aggregate exercise price, the amount of shares of Common Stock upon conversion of the Series A-3 Preferred Stock, the Series A-4 Preferred Stock and the Series A-5 Preferred Stock and exercise period in the Amended Warrants did not change from the Original Warrants.

Subject to the terms and limitations contained in the Amended Series A Certificate of Designation, each share of Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock are convertible into a number shares of Common Stock obtained by dividing the Original Per Share Price ($1,000) of each such share of Series A-2 Prime Convertible Preferred Stock, Series A-3Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock by the applicable conversion price of $0.49, $0.54,$0.59 and $0.74 of each such share of Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock, respectively.

Pursuant to the terms of the Exchange Agreement, effective March 13, 2024, the Company filed the Amended Certificate of Designation with the Delaware Secretary of State designating, 21,400 shares as Series A-2 Prime Preferred Stock, 25,900 shares as Series A-3 Convertible Preferred Stock, 25,700 shares as SeriesA-4 Convertible Preferred Stock, and 51,600 shares as Series A-5 Convertible Preferred Stock (all such series of preferred stock referred to herein collectively as “Series A Preferred Stock”), each with a stated value of $1,000 per share (the “Original Per Share Price”). The Amended Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series A Preferred Stock. Terms not otherwise defined in this item shall have the meanings given in the Amended Certificate of Designation. The Amended Certificate of Designation was filed with an effective date of March 14, 2024 and the Series A-2 Prime, A-3, A-4, and A-5 Preferred Stock have the following rights, has the following terms:

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

Conversion. Subject to the limitations set forth in the Amended Certificate of Designation, at the option of the holder, each share of Series A-2 Prime Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock shall be convertible into a number of shares of Common Stock obtained by dividing the Original Per Share Price ($1,000) of each such share of Series A-2 Prime Convertible Preferred Stock, Series A-3Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock by the applicable conversion price of $0.49, $0.54,$0.59 and $0.74 for the Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock, respectively.

Note 11. Issuance of Series B-1 Preferred Stock and Series B-2 Preferred Stock

On March 13, 2024, the Company signed a securities purchase agreement with certain healthcare-focused institutional investors that provided $50 million in gross proceeds through a private placement. Pursuant to the securities purchase agreement, the Company issued to institutional investors $50.0 million in shares of Series B-1 Convertible Preferred Stock. 50,000 Shares of Series B-1 Convertible Preferred Stock were issued at a price of $1,000.00 per share and each share is convertible into shares of common stock at a rate equal to the initial $1,000 purchase price divided by the initial conversion price of $1.00 per share.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock filed with the Delaware Secretary of State on March 14, 2024, as corrected by the Certificate of Correction to Series B Certificate of Designation filed with the Delaware Secretary of State on November 8, 2024 (the “Series B Certificate of Designation”), each share of Series B-1 Preferred Stock is, subject to approval of the Company’s stockholders, convertible into shares of common stock of the Company and, if applicable, shares of Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”), in lieu of common stock.

The Company has designated 50,000 shares of Series A-1 Preferred Stock and 50,000 shares of Series B-2 Preferred Stock. The Series B Certificate of Designation states that, to the extent that the conversion of the Series B-1 preferred stock results in a beneficial ownership interest in excess of the maximum percentage of common stock upon conversion, the holders will receive them as converted equivalent for the remaining shares in preferred stock.

On June 20, 2024, The Company held its annual stockholder meeting, and as a result, stockholder approval for the conversion of the Series B-1 Convertible Preferred Stock was obtained. On July 5, 2024, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock, the Company issued 42,118,000 shares of common stock and 7,882 shares of Series B-2 preferred stock in settlement of the automatic conversion of the Series B-1Convertible Preferred Stock.

The Series B-1 Preferred Stock have the following rights:

Dividends: Prior to the receiving Stockholder Approval, dividends will accrue, on all issued and outstanding shares of Series A-1 Preferred Stock, prior to and in preference to all other shares of capital stock of the Company, at an annual rate of eight percent (8%) compounded annually on the original per share price (plus any such accreted compounded amounts); provided that such annual dividend rate shall increase to fourteen percent (14%) if Stockholder Approval is not obtained at the first meeting of stockholders following the date of the Preferred Stock offering. If such dividends are not declared and paid in cash, the dividend amounts will be added to the aggregate liquidation preference then outstanding of the Series B-1 Preferred Stock. At all times following the Issuance Date, while shares of Series B-1 Preferred Stock are issued and outstanding, holders of Series B Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series B-1 Preferred Stock equal (on an as-if-converted-to-Common-Stock basis and without regard to any limitations on conversion set forth herein or otherwise)to and in the same form as dividends (other than dividends in the form of Common Stock, which shall be made in accordance with the terms of the Series B Certificate of Designation) actually paid on shares of the Common Stock when, as and if such dividends (other than dividends in the form of Common Stock, which shall be made in accordance with the terms of the Series B Certificate of Designation) are paid on shares of the Common Stock. Stockholder approval was received on June 20, 2024.

Voting: : Subject to certain limitations described in the Series B Certificate of Designation holders of the Series B-1 Preferred Stock are entitled to vote together with the common stock on an as-if-converted-to-common-stock basis as determined by dividing the liquidation preference with respect to such shares of Series B-1Preferred Stock by the conversion price. Holders of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Unless and until the Company has obtained the Stockholder Approval, the number of shares of Common Stock that shall be deemed issued upon conversion of the Series B Preferred Stock (for purposes of calculating the number of aggregate votes that the holders of Series B Preferred Stock are entitled to on an as-converted basis) will be equal to that number of shares equal to 19.9% of the Company’s outstanding Common Stock as of the Signing Date (excluding for purposes of the calculation, any securities issued on the Signing Date) (the “Cap”), which each such holder being able to vote the number of shares of Series B Preferred Stock held by it relative to the total number of shares of Series B Preferred Stock then outstanding multiplied by the Cap. Notwithstanding the foregoing, the holders of the Series B Preferred Stock are not entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock-basis with regard to the approval of the issuance of Common Stock upon conversion of the Series B Preferred Stock.

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

Liquidation: Upon any Liquidation, the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of Series B Preferred Stock and common stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series B Preferred Stock as if they had been converted to common stock pursuant to the terms of the Certificate of Designation immediately prior to such Liquidation, without regard to any limitations on conversion set forth in the Series B Certificate of Designation or otherwise.

Conversion: Subject to the limitations set forth in the Series B Certificate of Designation, at the option of the holder thereof, each share of Series B-2 Preferred Stock, is convertible into the number of shares of common stock equal to the quotient of (A) the stated value ($1,000), divided by (B) the conversion price of $1.00.

12. Warrant Liability

In connection with the Series A-1 Preferred Stock Offering (see Note 10), the Company issued the Warrants.

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

On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the conversion of the Series A-1 Preferred Stock was obtained. On July 11, 2023, pursuant to the Certificate of Designation, the Company issued, in addition to common stock and Series A-2 Preferred Stock, (i) Tranche A Warrants to acquire 47,852,430 shares of Series A-3 Preferred Stock, (ii) Tranche B Warrants to acquire 43,502,206 shares of Series A-4 Preferred Stock, and (iii) Tranche C Warrants to acquire 69,603,531 shares of Series A-5 Preferred Stock.

On March 13, 2024 the Company and each Investor amended and restated the following warrants: (i) tranche A warrants to acquire an aggregate of 47,852,430 shares of Series A-3 Convertible Preferred Stock of the Company convertible into 47,852,430 shares of common stock that were issued on July 11 2023 (the “Original Tranche A Warrants”) have been amended and restated to acquire an aggregate of 25,840.3122 shares of Series A-3 Convertible Preferred Stock (as amended, the “Amended Tranche A Warrants”) convertible into 47,852,430 shares of common stock; (ii) tranche B warrants to acquire an aggregate of 43,502,206 shares of Series A-4 Convertible Preferred Stock of the Company convertible into 43,502,206 shares of common stock that were issued on July 11, 2023 (the “Original Tranche B Warrants”) have been amended and restated to acquire an aggregate of 25,666.30154 shares of Series A-4 Convertible Preferred Stock (as amended, the “Amended Tranche B Warrants”) convertible into 43,502,206 shares of common stock and (iii) tranche C warrants to acquire an aggregate of 69,603,531 shares of Series A-5 Convertible Preferred Stock of the Company convertible into 69,603,531 shares of common stock that were issued on July 11, 2023 (the “Original Tranche C Warrants”, and together with the Original Tranche A Warrants and Tranche B Warrants, the “Original Warrants”) have been amended and restated to acquire 51,506.61294 shares of Series A-5 Convertible Preferred Stock (as amended, the “Amended Tranche C Warrants,” together with the Amended Tranche A Warrants and the Amended Tranche B Warrants, the “Amended Warrants”) convertible into 69,603,351 shares of common stock. The Amended Warrants have the same terms and conditions as the original warrants except that such Amended Warrants: (i) reduced the amount of shares of Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock and Series A-5 Convertible Preferred Stock into which such Amended Warrants are convertible as described above; (ii) allow for the issuance of fractional shares of Series A-3 Preferred Stock, Series A-4 Preferred Stock and Series A-5 Preferred Stock, as applicable upon exercise of such Amended Warrants and (ii) revised the exercise price to be $1,000 per share of Series A-3 Preferred Stock, Series A-4 Preferred Stock and Series A-5 Preferred Stock, as applicable in such Amended Warrants. The aggregate exercise price, the amount of shares of Common Stock upon conversion of the Series A-3 Preferred Stock, the Series A-4 Preferred Stock and the Series A-5 Preferred Stock and exercise period in the Amended Warrants did not change from the Original Warrants.

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

The MCS valuation model was used for the valuation performed as of the transaction inception on March 3, 2023, and on March 31, 2023, due to uncertainty in the timing of shareholder approval and the potential variability in the Warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the Warrants became fixed. Therefore, as of December 31, 2023 and December 31, 2024, the fair value of the Warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the liability associated with the three tranches of Warrants at December 31, 2023, and December 31, 2024.

Tranche A Warrant	At December 31, 2023	At December 31, 2024
Fair value of underlying stock	$0.87	0.79
Exercise price	$0.54	0.54
Volatility	96.5% – 139.2%	105.4% – 111.3%
Risk free rate	4.6% – 5.3%	4.2%
Dividend yield	0%	0%
Term (in years)	0.5 – 1.5	0.5 – 1.5
Discount for lack of marketability	12.5%	7.5%
Probability for FDA approval	29.3%	38.48% - 39.29%

Tranche B Warrant	At December 31, 2023	At December 31, 2024
Fair value of underlying stock	$0.87	0.79
Exercise price	$0.59	0.59
Volatility	114.6% – 139.2%	105.4% – 125.2%
Risk free rate	4.4% – 4.8%	4.2%
Dividend yield	0%	0%
Term (in years)	1.0 – 2.0	1.0 – 2.0
Discount for lack of marketability	12.5%	7.5%
Probability for FDA approval	12%	30%

Tranche C Warrant	At December 31, 2023	At December 31, 2024
Fair value of underlying stock	$0.87	0.79
Exercise price	$0.74	0.74
Volatility	107.8% – 114.6%	105.4% – 125.2%
Risk free rate	4.0% – 4.4%	4.2%
Dividend yield	0%	0%
Term (in years)	2.0 – 3.0	1.5 – 2.5
Discount for lack of marketability	12.5%	7.5%
Probability for FDA approval	4.3% - 12.5%	0.01% - 27.46%

As of the issuance date March 3, 2023, the Company estimated the fair value of the Warrants to be $2.8 million. As of December 31, 2023, the Company estimated the fair value of the Warrants to be $13.1 million.   As of December 31, 2024, the Company estimated the fair value of the Warrants to be $18.9 million.

The following table summarizes activity for the Company’s Warrants for the year ended December 31, 2024 (includes the conversion effect in the liquidation preference of accrued dividends):

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	-	-	-	-
Warrants issued	160,958,167	0.64	2.34	36,864
Warrants exercised	-	-	-	-
Outstanding, December 31, 2024	160,958,167	0.64	2.12	-

13. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 1,302,326 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, and accordingly, at December 31, 2023, approximately 12,775,996 shares were reserved for issuance. On June 20, 2024, shareholders approved a further increase of 8,000,000 shares, to the number of shares reserved, for a total of 20,775,996 shares. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2023, approximately 2,815,503 shares of common stock were available under the 2021 Plan. As of December 31, 2024, there are approximately 7,433,327 shares of common stock available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the year ended December 31, 2024:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2023	10,302,086	$1.00	9.34	$1,196
Options granted	3,370,411	$1.00	9.35	$
Options forfeited	-	$4.39	-	$-
Options exercised	(1,357)	$3.27	-	$-
Outstanding, December 31, 2024	13,671,140	$1.00	8.59	$705

Options vested and exercisable as of December 31, 2024	5,231,799	$1.23	8.11	$243

The grant date fair value of options granted during the year ended December 31, 2024, was $2.8 million.

As of December 31, 2024, the unrecognized compensation cost related to outstanding stock options was $5.5 million, which is expected to be recognized as expense over approximately 4.0 years.

During the year ended December 31, 2021, employees and consultants exercised a total of 383,721 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of September 30, 2024, none of the options remained unvested. Proceeds received related to the vested portion of options of $2,500 were reclassified to equity during the year ended December 31, 2024.

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

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the years ended December 31, 2023, and 2024 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2024

Research and development	$847	$1,058
General and administrative	920	1,292
Total stock-based compensation	$1,767	$2,350

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

Expected Dividend – Through December 31, 2024, the Company has never declared nor paid any cash dividends. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of Oxylanthanum Carbonate by the FDA if obtained, and the commencement of commercial sales.

The following average assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the years ended December 31, 2023, and 2024:

	Year Ended December 31, 2023	Year Ended December 31, 2024
Expected volatility	104.00 – 108.00%	105.00 – 107.00%
Risk-free interest rate	4.35 – 4.37%	3.78 – 4.65%
Dividend yield	-%	-%
Expected term	5.50 - 6.25 years	6.25 years

14.	Income Taxes

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rate of 21% to the net loss is summarized for the years ended December 31, 2023, and 2024 is as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2024
Income taxes (benefit) at statutory rates	21.00%	21.00%
State income tax (benefit), net of federal benefit	0.48%	5.84%
Change in valuation allowance	(12.24)%	(23.12)%
Fair value adjustment on warrants	(7.08)%	(3.32)%
Other	(2.16)%	(0.40)%
Effective income tax rate	-%	-%

For the years ended December 31, 2023 and 2024, the Company did not record a deferred income tax expense or benefit. Income tax expense has been nominal for the years ended December 31, 2023 and 2024.

Deferred tax assets and liabilities are recognized for the expected tax consequences attributable to the differences between financial reporting and the tax basis of existing assets and liabilities and operating loss carryforward, and they are measured using enacted tax rates expected to be in effect when differences are expected to reverse. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such loss carryforward and deferred tax asset will not be realized. Significant components of the Company’s deferred tax assets at December 31, 2023 and 2024 are shown below (in thousands):

	December 31,	December 31,
	2023	2024
Deferred tax assets:
Stock-based compensation	$427	$730
Net operating losses carryforwards	5,976	11,022
Depreciation and Amortization	389	960
Capitalized research	4,106	6,572
Accrued expenses	439	553
Gross deferred tax assets	11,337	19,837
Less: Valuation allowance	(11,176)	(19,668)
Net deferred tax assets, net of valuation allowance	$161	$169

Deferred tax liabilities:
Other	$(161)	$(169)
Total deferred tax liabilities	(161)	(169)
Net deferred tax assets / liabilities	$-	$-

The valuation allowance increased by $8.5 million during the year ended December 31, 2024. The Company has concluded, based upon ASC 740, that it is more likely than not the Company will not realize any benefit from the deferred tax assets related to certain Federal and state net operating loss and credit carryforwards. Accordingly, the Company has established a full valuation allowance against its Federal and state deferred tax assets.

As of December 31, 2024, the Company had available Federal and state net operating loss carryforwards of approximately $39.2 million and $40.0 million, respectively, to reduce future taxable income, if any. Federal net operating losses generated prior to 2018 and all state net operating losses generated expire in varying amounts beginning in 2037. The net operating losses generated after 2017 do not expire and will be able to offset 80% of taxable income generated in the future.

As of December 31, 2024, the Company had research and development credit carryforwards of approximately $1,353,000 and $631,000 available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. These credits have been provided a full reserve under ASC 740-10. The federal credit carryforwards begin to expire in 2037, and the state credit carryforwards can be carried forward indefinitely.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The effect of an ownership change would be the imposition of annual limitation on the use of net operating loss (“NOL”) carryforwards attributable to periods before the change in ownership. An assessment of such ownership changes under Section 382 of the Code was not completed through December 31, 2024, and as such the Company is not able to determine the impact on the NOLs and tax credit carryforwards, if any, as of the date of the financial statements. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized.

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

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2023 and 2024 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2023	2024
Beginning balance	$690	$1,027
Additions related to current year positions	152	958
Additions related to prior year positions	184	-
Ending balance	$1,027	$1,985

As of December 31, 2023 and 2024, the total unrecognized tax benefit was approximately $1.0 million and $2.0 million, respectively. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company files U.S. and state income tax returns with varying statutes of limitations. Tax years 2018 and forward remain open to examination due to the carryover of NOL carryforwards. There are no ongoing examinations by taxing authorities at this time.

15. Net loss per share

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

The following table sets forth the computation of basic and diluted net loss per share of common and preferred stock (in thousands, except share and per share data):

	Year Ended December 31,	Year Ended December 31,
	2023	2024
Numerator:
Net loss	$(30,544)	$(36,729)
Less: Deemed dividends on Series A-1 Preferred Stock	(867)
Less: Dividends on Series B-1 Preferred Stock	-	(1,095)
Net loss attributable to common shares, basic and diluted	(31,411)	(37,824)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	24,539,309	66,985,129
Net loss per share attributable to common stockholders, basic and diluted	$(1.28)	$(0.56)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,	Year Ended December 31,
	2023	2024

Options to purchase common stock	10,302,086	13,671,140
Warrants to purchase common stock	4,784,193	4,784,193
Warrants to purchase convertible preferred stock	160,958,167	160,958,167
Total	6,126,863	179,413,500

16. Subsequent Events

On February 18, 2025, the Company issued 1,400,000 shares of common stock, upon conversion of 686 shares of the Company’s Series A-2 Prime Preferred Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

[None.]

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer determined that we maintained effective internal control over financial reporting as of December 31, 2024.

Management Report on Internal Control Over Financial Reporting

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

As of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed, as of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because management identified a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

The lack of adequate staffing levels and expertise of unusual or infrequent transactions with complex or infrequently applied accounting topics resulted in the insufficient level of supervision, review and approval of certain information used to prepare our financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. These control deficiencies, although varying in severity, contributed to the material weakness in the control environment during 2023. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

To address the material weakness described above, we have:

●	Increased the number of accounting personnel;

●	Engaged third party experts to assist management in analyses and conclusions involving complex or infrequently applied accounting treatment; and

●	Engaged third party experts to assist management in completing a comprehensive risk assessment to identify, design and implement control activities.

In addition, we have taken steps to review and enhance business policies, procedures and related internal controls to standardize business processes.

Changes in Internal Control Over Financial Reporting

As noted above, as of December 31, 2023, our internal control over financial reporting was not effective because management identified a material weakness. The lack of adequate staffing levels and expertise of unusual or infrequent transactions with complex or infrequently applied accounting topics resulted in the insufficient level of supervision, review and approval of certain information used to prepare our financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. To address the material weakness in 2024, we have increased the number of accounting personnel, engaged third party experts to assist management in analyses and conclusions involving complex or infrequently applied accounting treatment, and engaged third party experts to assist management in completing a comprehensive risk assessment to identify, design and implement control activities. In addition, we have taken steps to review and enhance business policies, procedures and related internal controls to standardize business processes. There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2025 (the “2025 Proxy Statement”), under the heading “Election of Directors.”

We have adopted a code of business conduct and ethics that applies to all our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on the investors section of our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

We have adopted an insider trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Capital Market listing standards. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the heading “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2025.”

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Description
1.1	Sales Agreement, dated as of November 13, 2024, between the Company and Guggenheim Securities, LLC (incorporated by reference to Exhibit 1.1 of Form S-3 filed on November 13, 2024)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
3.2	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 6, 2023)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.6 to Form 8-K filed on March 14, 2024)
3.5	Certificate of Elimination of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 14, 2024)
3.6	Certificate of Elimination of Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 14, 2024)
3.7	Certificate of Elimination of Series A-3 Preferred Stock (incorporated by reference to Exhibit 3.3 to Form 8-K filed on March 14, 2024)
3.8	Certificate of Elimination of Series A-4 Preferred Stock (incorporated by reference to Exhibit 3.4 to Form 8-K filed on March 14, 2024)
3.9	Certificate of Elimination of Series A-5 Preferred Stock (incorporated by reference to Exhibit 3.5 to Form 8-K filed on March 14, 2024)
3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 14, 2024)
3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2024).
3.12	Certificate of Correction to Series B Preferred Certificate of Designation filed with the Delaware Secretary of State on November 8, 2024, incorporated by reference to Exhibit 3.1 to Form 10-Q for the period ended September 30, 2024 filed on November 13, 2024
4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Form S-1 filed on May 21, 2021)
4.2	Form of Warrant Agent Agreement (including the terms of the Warrant) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
4.3	Form of Underwriter’s Unit Purchase Option (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
4.4*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.5	Form of Specimen Stock Certificate for Series A-1 Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 6, 2023)
4.6	Form of Tranche A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 6, 2023)
4.7	Form of Tranche B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 6, 2023)
4.8	Form of Tranche C Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 6, 2023)
4.9	Form of Amended and Restated Tranche A Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 14, 2024)
4.10	Form of Amended and Restated Tranche B Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 14, 2024)
4.11	Form of Amended and Restated Tranche C Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 14, 2024)
10.1+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.2+	2019 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.3+	2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-1 filed on June 7, 2021)
10.4	Assignment and Asset Purchase Agreement by and between the Company and Spectrum Pharmaceuticals, Inc., dated September 20, 2018 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed on June 7, 2021)

10.5	Exclusive License Agreement by and between the Company and Sphaera Pharma Pte. Ltd., dated October 1, 2017 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.6	Service Agreement by and between the Company and Globavir Biosciences, Inc. dated July 1, 2017 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.7+	Employment Agreement by and between the Company and Shalabh Gupta, M.D., dated May 18, 2021 (incorporated by reference to Exhibit 10.7 to Form S-1 filed on May 21, 2021)
10.8+	Employment Agreement by and between the Company and Pramod Gupta, M.D., dated March 22, 2021 incorporated by reference to Exhibit 10.8 to Form S-1 filed on May 21, 2021)
10.9+	Amendment to Employment Agreement by and between the Company and Pramod Gupta, M.D., dated April 28, 2021 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on May 21, 2021)
10.10#	Master Services Agreement, dated February 8, 2021, by and between Unicycive Therapeutics, Inc. and Ascent Development Services, Inc. (incorporated by reference to Exhibit 10.10 to Form S-1 filed on May 21, 2021)
10.11#	License Agreement effective as of July 14, 2022 by and between Unicycive Therapeutics, Inc. and Lee’s Pharmaceutical (HK) Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2022)
10.12#	License Agreement effective as of February 1, 2023 by and between Unicycive Therapeutics, Inc. and Lotus International Pte Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 2, 2023)
10.13	Form of Securities Purchase Agreement, dated March 3, 2023, by and between Unicycive Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2023)
10.14	Placement Agency Agreement, dated March 3, 2023 by and between Unicycive Therapeutics, Inc. and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 6, 2023)
10.15	Form of Amendment No. 1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 10, 2023)
10.16	Form of Exchange Agreement dated March 13, 2024 by and between Unicycive Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2024)
10.17	Securities Purchase Agreement, dated March 13, 2024, by and between Unicycive Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2024)
10.18+	Second Amended and Restated 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit C to registrant’s Proxy Statement on Schedule 14A filed on April 26, 2024
10.19	Manufacturing and Supply Agreement dated as of October 31, 2020 by and between Unicycive Therapeutics, Inc. and Shilpa Medicare Ltd. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2024)
10.20	First Amendment to Manufacturing and Supply Agreement dated June 25, 2024 by and between Unicycive Therapeutics, Inc. and Shilpa Medicare Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 14, 2024)
10.21+	Employment Agreement (this “Agreement”), dated August 12, 2024, by and among Unicycive Therapeutics Inc. and Doug Jermasek. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 14, 2024)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2022).
19.1*	Insider Trading Policy
23.1*	Consent of Grassi & Co., CPAs, P.C., independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on March 28, 2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICYCIVE THERAPEUTICS, INC.

March 31, 2025	/s/ Shalabh Gupta
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

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman of the Board of Directors	March 31, 2025
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	March 31, 2025
John Townsend	(Principal Financial and Accounting Officer)

/s/ Sandeep Laumas, M.D.	Director	March 31, 2025
Sandeep Laumas, M.D.

/s/ Saraswati Kenkare-Mitra, Ph.D.	Director	March 31, 2025
Saraswati Kenkare-Mitra, Ph.D.

/s/ Gaurav Aggarwal, M.D.	Director	March 31, 2025
Gaurav Aggarwal, M.D.