Form 10-Q
period 2025-03-31
Unicycive Therapeutics, Inc.
filed 2025-05-14
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 120,629,281 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	March 31,
	2024	2025
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,142	$19,769
Prepaid expenses and other current assets	4,806	7,577
Total current assets	30,948	27,346
Right of use asset, net	645	518
Property, plant and equipment, net	75	83
Total assets	$31,668	$27,947

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,058	$1,397
Accrued liabilities	3,562	4,143
Warrant liability	18,936	10,588
Operating lease liability - current	564	548
Total current liabilities	24,120	16,676
Operating lease liability – long term	117	-
Total liabilities	24,237	16,676
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series A-2 Prime preferred stock, $0.001 par value per share – 21,338.01 Series A-2 Prime shares authorized at December 31, 2024 and March 31, 2025; 6,150.21 and 5,464.21 Series A-2 Prime shares issued and outstanding at December 31, 2024 and March 31, 2025, respectively	-	-
Series B-2 preferred stock, $0.001 par value per share – 7,882 Series B-2 shares authorized at December 31, 2024 and March 31, 2025; 3,000 Series B-2 shares issued and outstanding at December 31, 2024 and March 31, 2025	-	-
Preferred stock: $0.001 par value per share — 9,846,891 shares authorized at December 31, 2024 and March 31, 2025; zero shares issued and outstanding at December 31, 2024 and March 31, 2025	-	-
Common stock, $0.001 par value per share – 400,000,000 shares authorized at December 31, 2024 and March 31, 2025; 113,842,364 and 119,749,743 shares issued and outstanding at December 31, 2024 and March 31, 2025, respectively	114	120
Additional paid-in capital	108,587	111,851
Accumulated deficit	(101,270)	(100,700)
Total stockholders’ equity	7,431	11,271
Total liabilities and stockholders’ equity	$31,668	$27,947

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2025

Operating expenses:
Research and development	$6,813	$2,171
General and administrative	2,391	5,818
Total operating expenses	9,204	7,989
Loss from operations	(9,204)	(7,989)
Other income (expenses):
Interest income	69	226
Interest expense	(20)	(15)
Change in fair value of warrant liability	(11,808)	8,348
Total other income (expenses)	(11,759)	8,559
Net (loss) income	(20,963)	570

Net (loss) income attributable to common stockholders, basic	(21,171)	510
Net loss attributable to common stockholders, diluted	(21,171)	(6,214)
Net (loss) income per share:
Basic	$(0.61)	$-
Diluted	$(0.61)	$(0.05)
Weighted-average shares outstanding:
Basic	34,912,692	116,818,811
Diluted	34,912,692	123,834,773

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Mezzanine Equity and Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

	Series B-1				Series A-2		Series A-2 Prime		Additional
	Preferred Stock		Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	-	$-	34,756,049	$35	43,649	$-	-	$-	$60,697	$(64,541)	$(3,809)
Net loss	-	-	-	-	-	-	-	-	-	(20,963)	(20,963)
Issuance of Series B-1 preferred stock, net of issuance costs	50,000	46,187	-	-	-	-	-	-	-	-	-
Dividends on Series B-1 preferred stock	-		-	-	-	-	-	-	(208)	-	(208)
Exchange of Series A-2 preferred stock for Series A-2 Prime preferred stock	-	-	-	-	(43,649)	-	21,388.01	-	-	-	-
Conversion of Series A-2 Prime preferred stock into common stock	-	-	2,850,000	2	-	-	(1,396.50)	-	(2)	-	-
Issuance of common stock for exercise of options	-	-	581	-	-	-	-	-	2	-	2
Stock-based compensation expense	-	-	-	-	-	-	-	-	522	-	522
Balance at March 31, 2024	50,000	$46,187	37,606,630	$37	-	$-	19,991.51	$-	$61,011	$(85,504)	$(24,456)

			Series A-2 Prime		Series B-2		Additional
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	113,842,364	$114	6,150.21	$-	3,000	$-	$108,587	$(101,270)	$7,431
Net income	-	-	-	-	-	-	-	570	570
Conversion of Series A-2 Prime preferred stock into common stock	1,400,000	1	(686)	-	-	-	-	-	1
Issuance of common stock for cash, net of issuance costs	4,507,379	5	-	-	-	-	2,701	-	2,706
Stock-based compensation expense	-	-	-	-	-	-	563	-	563
Balance at March 31, 2025	119,749,743	$120	5,464.21	$-	3,000	$-	$111,851	$(100,700)	$11,271

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2025

Cash flows from operating activities
Net (loss) income	$(20,963)	$570
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9	8
Stock-based compensation expense	522	563
Change in fair value of warrant liability	11,808	(8,348)
Amortization of operating lease right of use asset	275	127
Changes in assets and liabilities:
Prepaid expense and other current assets	1,344	(2,481)
Accounts payable and accrued liabilities	822	791
Operating lease liability	(273)	(133)
Net cash used in operating activities	(6,456)	(8,903)
Cash flows from investing activities
Purchases of property, plant, and equipment	(6)	(16)
Net cash used in investing activities	(6)	(16)
Cash flows from financing activities
Payments on financed insurance policies	(496)	(160)
Issuance costs related to issuance of Series B-1 preferred stock	(3,813)	-
Proceeds from issuance of Series B-1 preferred stock	50,000	-
Commissions paid on secondary public offering	-	(84)
Proceeds from secondary public offering	-	2,790
Net cash provided by financing activities	45,691	2,546
Net increase (decrease) in cash and cash equivalents	39,229	(6,373)
Cash and cash equivalents at the beginning of the period	9,701	26,142
Cash and cash equivalents at the end of the period	$48,930	$19,769
Supplemental cash flow information
Accrued dividends on preferred stock	$208	$-
Deferred insurance charges included in prepaid expenses and other current assets	$146	$142
Deferred preclinical and other charges included in prepaid expenses and other current assets	$86	$290
Cash paid for interest	$5	6
Cash paid for income taxes	$-	$-

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

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company continues its research and development activities, the operating losses are expected to increase. The Company has historically relied on equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2024, and March 31, 2025, the Company had an accumulated deficit of $101.3 million and $100.7 million, respectively.

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

On March 13, 2024, the Company entered into a securities purchase agreement with certain healthcare-focused institutional investors to provide $50.0 million in gross proceeds through a private placement. Pursuant to the securities purchase agreement, the Company issued institutional purchasers $50.0 million in shares of Series B Convertible Preferred Stock. The Company received $46.2 million in net proceeds.

On November 13, 2024, the Company entered into a sales agreement, with Guggenheim Securities, LLC pursuant to which, the Company may offer and sell shares of common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations and in accordance with the terms of the sales agreement, from time to time through or to Guggenheim Securities, acting as sales agent or principal. During the three months ended March 31, 2025, the Company sold 4,507,379 shares of common stock at an average price of $0.62 per share and paid $84,000 in commissions, resulting in net proceeds to the Company of approximately $2.7 million.

The Company expects to continue incurring losses in the future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financing, corporate collaborations, or other means. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s currently anticipated level of expenditures, the Company believes that current available cash will not be sufficient to fund planned expenditures and meet obligations through the end of the first quarter of 2026, and there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these financial statements are available to be issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements of the Company as of March 31, 2025 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S.. The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on March 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the periods presented. Management believes that these estimates and assumptions are reasonable; however, actual results may differ and could have a material effect on future results of operations and financial position. Significant items subject to such estimates and assumptions include, stock-based compensation, research contract progress estimates, incremental borrowing rate for leases, useful life for assets, debt and equity transactions, and the valuation of warrant liabilities. Actual results may materially differ from those estimates.

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

Warrant Liability

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 8), the Company established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued (and have since been issued – see Note 10), subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock. The Company accounts for these warrants as liabilities (in accordance with ASC 480, Distinguishing Liabilities from Equity) on the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liability was initially measured at fair value and is remeasured at fair value each reporting period. Changes in the fair value of the warrant liability are recognized in earnings during each period. The warrant liability is measured using Level 3 fair value inputs. See Note 10 for a description of warrant liability and the related valuations.

Segment Information

The Company reports its segment information to reflect the manner in which the Company’s Chief Operating Decision Maker (“CODM”) reviews and assesses performance. The Company’s Chief Executive Officer has the responsibility as the CODM to review and assess the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net (loss) income and operating (loss) income. The CODM uses net income (loss) and operating (loss) income to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net (loss) income and operating (loss) income is disclosed in the Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Statements of Operations.

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

The Company’s general business strategy may be adversely affected by any such economic volatile business environments and continued unstable or unpredictable economic and market conditions.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Additions, improvements, and major renewals or replacements that substantially extend the useful life of an asset are capitalized. Repairs and maintenance expenditures are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. During the three months ended March 31, 2024 and 2025, management determined there were no impairments of the Company’s property, plant and equipment.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company records the right-of-use asset at the amount of the lease liability plus any prepaid rent, amounts paid for lessor-owned leasehold improvements, and initial direct costs, less any lease incentives and accrued rent. Lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

Fair Value of Financial Instruments

The Company’s financial instruments include the warrant liability, cash and cash equivalents, accounts payable and accrued liabilities.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP. establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The fair value hierarchy contains the following levels:

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

The fair value of the warrant liability is determined using a Black Scholes model with parameters including (i) the exercise price of the warrants, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of March 31, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$10,588	$10,588
Total liabilities at fair value	$-	$-	$10,588	$10,588

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$18,936	$18,936
Total liabilities at fair value	$-	$-	$18,936	$18,936

The following table summarizes the changes in fair value of the warrant liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs (in thousands):

Three Months Ended March 31, 2024
Fair value at December 31, 2023	13,133
Change in fair value of warrants	11,808
Fair value at March 31, 2024	$24,941

Three Months Ended March 31, 2025
Fair value at December 31, 2024	18,936
Change in fair value of warrants	(8,348)
Fair value at March 31, 2025	$10,588

The income (expense) relating to the change in fair value of the warrant liability of ($11.8) million and $8.3 million for the three months ended March 31, 2024 and March 31, 2025 respectively is included in other income (expense) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2024 and March 31, 2025, the recorded values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of the instruments. Cash and cash equivalents, accounts payable, and accrued liabilities are Level 1 financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The cash and cash equivalents the Company uses to satisfy working capital and operating expense needs are held in accounts at various financial institutions. Cash balances may at times exceed federally insured limits. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. No such losses have been incurred through March 31, 2025.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets represent costs incurred that benefit future periods. These costs are amortized over specific time periods based on the agreements.

Research and Development Expenses

Substantially all the Company’s research and development expenses consist of expenses incurred in connection with the development of the Company’s product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on the Company’s behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for the Company’s research and product development employees. The Company expenses both internal and external research and development expenses as incurred.

General and Administrative Expenses

General and administrative expenses represent personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expenses consist of professional fees for legal (including patent costs), audit and other consulting services, stock-based compensation and other general corporate overhead expenses.

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

The Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174, which became effective January 1, 2022. We are monitoring legislation for any further changes to Section 174 and the impact, if any, to the financial statements in 2025.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. There were no elements of other comprehensive income (loss) in the periods presented, as a result comprehensive loss is the same as net loss for each period presented.

Net (Loss) Income per Share

Basic and diluted net (loss) income per share is presented in conformity with the two-class method required for participating securities. Basic and diluted net (loss) income for common stock and for preferred stock is computed by dividing the sum of distributed earnings and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for the period. Diluted net loss per share includes potentially dilutive securities outstanding for the period. See Note 12 for reconciliations of basic and diluted net (loss) income per share.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted this guidance, and it did not have a material impact on the Company’s financial statements.

Income Taxes Disclosures – In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

Accounting pronouncements pending adoption

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on its financial statements.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Oxylanthanum Carbonate and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 313,663 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Spectrum Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 438,374 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for Oxylanthanum Carbonate is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for Oxylanthanum Carbonate is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Spectrum Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Spectrum Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million resulting from a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the year ended December 31, 2022. In February 2023, the Company received an upfront payment of approximately $0.7 million resulting from a sublicense development agreement with Lotus International Pte Ltd. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the three months ended March 31, 2025.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study is approximately $3.7 million, and subsequent revisions reduced the overall budget to $2.9 million. Related payments totaling approximately $2.8 million have been paid to Quotient as of March 31, 2025, approximately $2.8 million of related expense has been recorded, and there is no prepaid balance in the accompanying balance sheets as of December 31, 2024 and March 31, 2025, respectively.

On April 10, 2023, the Company entered into an agreement with Inotiv that provides preclinical trial and related services, for the purpose of performing research in support of UNI-494. The budget for these services is approximately $2.9 million. Approximately $2.9 million has been paid to Inotiv as of March 31, 2025 and there is no prepaid balance in the accompanying balance sheets as of December 31, 2024 and March 31, 2025, respectively.

On July 14, 2022, the Company entered into a license agreement with Lee’s Pharmaceutical (HK) Limited. Under the terms of the agreement, Lee’s Pharmaceutical will be responsible for development, registration filing and approval for Oxylanthanum Carbonate in China, Hong Kong, and certain other Asian markets. In addition, Lee’s Pharmaceutical will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Oxylanthanum Carbonate in the licensed territories. The Company has received an upfront payment of $1.0 million, expects to receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties of between 7% and 10% upon achievement of prespecified regulatory and commercial achievements.

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

4. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2024 and March 31, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2024	2025

Prepaid directors’ and officers’ liability insurance premiums	$263	137
Prepaid drug manufacturing supply costs	3,572	6,072
Other	971	1,368
Total	$4,806	7,577

Property, plant and equipment as of December 31, 2024 and March 31, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2024	2025

Leasehold improvements	$49	$49
Lab equipment	26	26
Furniture and fixtures	39	55
Subtotal	114	130
Less accumulated depreciation	(39)	(47)
Net	$75	83

Accounts payable as of December 31, 2024 and March 31, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2024	2025

Trade accounts payable	$966	1,251
Credit card liability	92	146
Total	$1,058	1,397

Accrued liabilities as of December 31, 2024 and March 31, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2024	2025

Accrued labor costs	$1,910	$2,372
Accrued drug development costs	1,258	959
Other	394	812
Total	$3,562	$4,143

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

The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842, Leases. The Company classified the lease as an operating lease and, on July 15, 2024, determined that the present value of the lease was approximately $1.0 million using an estimated incremental borrowing rate of 10%. During the three months ended March 31, 2024 and March 31, 2025, the Company reflected amortization of right-of-use asset of approximately $80,000 and $127,000, respectively, resulting in a right of use asset balance of approximately $0.5 million at March 31, 2025.

During the three months ended March 31, 2024 and March 31, 2025, the Company made cash payments on the lease of $0.1 million and $0.1 million, respectively, towards the lease liabilities. As of March 31, 2025, the total lease liability was approximately $0.5 million.

Rent expense for the lease for the three months ended March 31, 2024 and March 31, 2025 was approximately $0.1 million and $0.1 million, respectively.

As of March 31, 2025, maturities of the Company’s lease liabilities are as follows (in thousands, unaudited):

Operating Lease
Year ending December 31, 2025	459
Year ending December 31, 2026	118
Total lease payments	577
Less imputed interest rate / present value discount	(29)
Present value of lease liability	548
Less current portion	(548)
Long term portion	$0

6. Commitments and Contingencies

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $35,000 and $42,000 for the for the three months ended March 2024 and March 31, 2025, respectively.

7. Stockholders’ Equity (Deficit)

Authorized Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock at par value of $0.001 per share.

Issuance of Common Stock and Warrants from Initial Public Offering

During July 2021, as a result of its initial public offering (“IPO”), the Company issued 5,000,000 shares of common stock and 4,000,000 warrants to investors in exchange for cash at $5.00 per unit, consisting of $4.99 per share of common stock and $.0125 per four fifths of a warrant. The warrants have a 5-year term and an exercise price of $6.00 per warrant. The underwriters exercised their option to purchase an additional 600,000 warrants, and the Company received $7,500 in proceeds.

As a result of the initial public offering, the Company’s outstanding convertible notes and unpaid accrued interest were converted into 736,773 shares of common stock. Additionally, in accordance with the original terms of the warrant agreements convertible noteholders were granted a total of 184,193 common stock warrants with a 5-year term and with an exercise price of $6.00 per warrant.

The warrants from the initial public offering are equity classified. The following table summarizes activity for the Company’s IPO warrants for the three months ended March 31, 2025:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	4,784,193	6.00	1.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, March 31, 2025	4,784,193	6.00	1.29	-

See Note 10 for information on preferred stock warrants associated with our sale in March 2023 of Series A-1 Preferred Stock.

Issuance of Common Stock Upon Conversion of Series A and Series B Preferred Stock

On June 26, 2023, the Company held its annual shareholder meeting and, as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained (see Notes 8 and 9). On July 11, 2023, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Series A Certificate of Designation”), the Company issued a total of 19,516,205 shares of common stock and 43,649 Series A-2 preferred Stock in settlement of the auto-conversion of the Series A-1 Preferred Stock.

On March 26, 2024, the Company issued 2,850,000 shares of common stock upon conversion of 1,396.50 shares of Series A-2 Prime Preferred Stock.

On June 20, 2024, we held our annual stockholder meeting, and as a result, stockholder approval for the conversion of the Series B-1 Convertible Preferred Stock was obtained (see Note 9). On July 5, 2024, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock, the Company issued 42,118,000 shares of common stock and 7,882 shares of Series B-2 preferred stock in settlement of the automatic conversion of the Series B-1 Convertible Preferred Stock.

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

On December 11, 2024, the Company issued 4,624,551 shares of common stock upon conversion of 2,266.03 shares of the Company’s Series A-2 Prime Preferred Stock.

On December 18, 2024, the Company issued 1,441,000 shares of common stock upon conversion of 1,441 shares of the Company’s Series B-2 Preferred Stock.

On December 19, 2024, the Company issued 3,003,000 shares of common stock upon conversion of 3,003 shares of the Company’s Series B-2 Preferred Stock.

On February 18, 2025, the Company issued 1,400,000 shares of common stock upon conversion of 686 shares of the Company’s Series A-2 Prime Preferred Stock.

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

8. Issuance of Series A-1 Preferred Stock

On March 3, 2023, the Company issued and sold, in a private placement, 30,190 shares of Series A-1 Preferred Stock for an aggregate net proceeds of $28.0 million (the “Preferred Stock Offering”), net of placement agent fees and offering expenses of $2.2 million. The Company has used the net proceeds from the Preferred Stock Offering to support the Company’s New Drug Application (NDA) submission for approval of Oxylanthanum Carbonate for the treatment of hyperphosphatemia and, if approved, for the commercial launch of Oxylanthanum Carbonate in the U.S.

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

In connection with the Series A-1 Preferred Stock issuance, the Company recognized liabilities for the associated Warrants, which had an aggregate fair value of $2.8 million at the time of issuance. Offering costs of $0.2 million were allocated to the Warrants and expensed during March 2023. The fair value of the Warrants was accounted for as a reduction to the net proceeds of the Preferred Stock Offering, which resulted in an initial carrying value of $25.4 million for the Series A-1 Preferred Stock (net of $2.0 million of placement agent fees and offering costs allocated to the Series A-1 Preferred Stock). Refer to Note 10 for disclosures related to the Warrants.

On June 26, 2023, the Company held its annual shareholder meeting and, as a result, shareholder approval for the conversion of the Series A-1 Preferred Stock was obtained. On July 11, 2023, pursuant to the Series A Certificate of Designation, the Company issued 19,516,205 shares of common stock and 43,649 shares of Series A-2 Preferred Stock in partial settlement of the auto-conversion of the Series A-1 preferred shares. As of December 31, 2023, there were zero shares of Series A-1 preferred stock issued and outstanding and there were 43,649 shares of Series A-2 Preferred Stock issued and outstanding.

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

Exchange Agreement

On March 13, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Investors surrendered all shares of Series A-2 Preferred Stock held by them in exchange for an aggregate of 21,388.01 shares of new preferred stock to be known as “Series A-2 Prime Preferred” having rights set forth in the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Amended Series A Certificate of Designation”).

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

9. Issuance of Series B-1 Preferred Stock and Series B-2 Preferred Stock

On March 13, 2024, the Company signed a securities purchase agreement with certain healthcare-focused institutional investors that provided $50.0 million in gross proceeds through a private placement. Pursuant to the securities purchase agreement, the Company issued to institutional investors $50.0 million in shares of Series B-1 Convertible Preferred Stock. 50,000 Shares of Series B-1 Convertible Preferred Stock were issued at a price of $1,000.00 per share and each share is convertible into shares of common stock at a rate equal to the initial $1,000 purchase price divided by the initial conversion price of $1.00 per share.

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

The Series B-1 Preferred Stock has the following rights:

Dividends: Prior to the receiving Stockholder Approval, dividends will accrue, on all issued and outstanding shares of Series B-1 Preferred Stock, prior to and in preference to all other shares of capital stock of the Company, at an annual rate of eight percent (8%) compounded annually on the original per share price (plus any such accreted compounded amounts); provided that such annual dividend rate shall increase to fourteen percent (14%) if Stockholder Approval is not obtained at the first meeting of stockholders following the date of the Preferred Stock offering. If such dividends are not declared and paid in cash, the dividend amounts will be added to the aggregate liquidation preference then outstanding of the Series B-1 Preferred Stock.

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

On the tenth trading day following the announcement of the Stockholder Approval, each share of Series B-1 Preferred Stock shall automatically convert into a unit consisting of: (1) the number of shares of common stock equal to the quotient of (A) the liquidation preference with respect to such share of Series B-1Preferred Stock, divided by (B) the conversion price, provided that, to the extent the share conversion would cause such Holder’s beneficial ownership to exceed 9.99%, such holder shall receive shares of Series B-2 Preferred Stock in lieu of common stock, on a one-for-one basis, with respect to the number of shares of common stock that exceed 9.99% ownership divided by 1,000.

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

Voting: Subject to certain limitations described in the Series B Certificate of Designation, the Series B-2 Preferred Stock is voting stock. Holders of the SeriesB-2 Preferred Stock are entitled to vote together with the common stock on an as-if-converted-to-common-stock basis. Holders of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Series B-2 Preferred Stock will be entitled to one vote for each whole share of common stock into which their Series B-2 Preferred Stock is then-convertible on all matters submitted to a vote of stockholders.

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

10. Warrant Liability

In connection with the Series A Preferred Stock Offering (see Note 8), the Company issued the Warrants.

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

In March 2024, the Company entered into an exchange agreement with certain accredited investors, pursuant to which the accredited investors surrendered all shares of Series A-2 Preferred Stock held by them in exchange for shares of new preferred stock to be known as Series A-2 Prime Preferred Stock having rights set forth in the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock. See Note 8.

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

The fair value of the contingently issuable Warrants associated with the Company’s March 2023 private placement transaction was initially determined as of March 3,2023, and March 31, 2023, by using a Monte Carlo simulation technique (“MCS”) to value the embedded derivatives associated with the Warrants. The MCS methodology calculates the theoretical value of a warrant based on certain parameters, including: (i) the threshold of exercising the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) the number of paths, (vii) estimated probability assumptions surrounding shareholder approval as well as the achievement by the Company of technical milestones associated with regulatory and commercial progress, and (viii) an estimated discount for lack of marketability.

The MCS valuation model was used for the valuation performed as of the transaction inception on March 3, 2023, and on March 31, 2023, due to uncertainty in the timing of shareholder approval and the potential variability in the Warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the Warrants became fixed. Therefore, as of December 31, 2024 and March 31, 2025, the fair value of the Warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the liability associated with the three tranches of Warrants at December 31, 2024, and March 31, 2025.

Tranche A Warrant	At December 31, 2024	At March 31, 2025
Fair value of underlying stock	$0.79	$0.57
Exercise price	$0.54	$0.54
Volatility	105.4% – 111.3%	71.2% – 104.7%
Risk free rate	4.2%	4.0% – 4.3%
Dividend yield	0%	0%
Term (in years)	0.5 – 1.5	0.2 – 1.2
Discount for lack of marketability	7.5%	7.5%
Probability for FDA approval	38.48% - 39.29%	38.48% - 39.29%

Tranche B Warrant	At December 31, 2024	At March 31, 2025
Fair value of underlying stock	$0.79	$0.57
Exercise price	$0.59	$0.59
Volatility	105.4% - 125.2%	103.1% - 104.7%
Risk free rate	4.2%	4.0% - 4.1%
Dividend yield	0%	0%
Term (in years)	1.0 - 2.0	0.8 - 1.8
Discount for lack of marketability	7.5%	7.5%
Probability for FDA approval	30%	30.0%

Tranche C Warrant	At December 31, 2024	At March 31, 2025
Fair value of underlying stock	$0.79	$0.57
Exercise price	$0.74	$0.74
Volatility	105.4% - 125.2%	103.1% - 122.3%
Risk free rate	4.2%	3.9% - 4.0%
Dividend yield	0%	0%
Term (in years)	1.5 – 2.5	1.2 – 2.2
Discount for lack of marketability	7.5%	7.5%
Probability for FDA approval	0.01% - 27.46%	0.01% - 27.46%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of December 31, 2024 and March 31, 2025, the Company estimated the fair value of the Warrants to be $18.9 million and $10.6 million, respectively.

The following table summarizes activity for the Company’s preferred stock warrants for the three months ended March 31, 2024:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	160,958,167	$0.64	2.12	$
Warrants contingently issuable	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, March 31, 2025	160,958,167	$0.64	1.88	$

11. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 1,302,326 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, and accordingly, at December 31, 2023, approximately 12,775,996 shares were reserved for issuance. On June 20, 2024, shareholders approved a further increase of 8,000,000 shares, to the number of shares reserved, for a total of 20,775,996 shares. On January 1, 2025, shareholders approved a further increase of 12,353,163 shares, to the number of shares reserved, for a total of 33,129,159 shares. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2024, approximately 7,433,327 shares of common stock were available under the 2021 Plan. As of March 31, 2025, there are approximately 19,676,490 shares of common stock available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the three months ended March 31, 2024:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	13,671,140	$1.00	8.59	$705
Options granted	110,000	$0.57	9.86	$-
Options forfeited	-	$-	-	$-
Options exercised	-	$-	-	$-
Outstanding, March 31, 2025	13,781,140	$1.00	8.35	$189

Options vested and exercisable as of March 31, 2025	5,786,925	$1.19	7.91	$55

The grant date fair value of options granted during the three months ended March 31, 2025, was approximately $53,000.

As of March 31, 2025, the unrecognized compensation cost related to outstanding stock options was $5.0 million, which is expected to be recognized as expense over approximately 2.4 years.

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

During August 2023, the Company granted a consultant 10,000 restricted stock units with a grant date fair value of $7,500, resulting in a fair value per share of $0.75. The restricted stock units vested in March 2025.

During August 2024, the Company granted a consultant 11,765 restricted stock units with a grant date fair value of $4,000, resulting in a fair value per share of $0.34. The restricted stock units will vest in August 2026

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three months ended March 31, 2024 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2024	2025

Research and development	$228	$263
General and administrative	294	300
Total stock-based compensation	$522	$563

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

Expected Dividend – Through March 31, 2025, the Company has never declared nor paid any cash dividends. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of Oxylanthanum Carbonate by the FDA if obtained, and the commencement of commercial sales.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the three months ended March 31, 2024 and March 31, 2025:

	Three Months Ended
	March 31,
	2024	2025

Expected volatility	106.48%	108.49%
Risk-free interest rate	4.05%	4.38%
Dividend yield	-%	-%
Expected term	6.25 years	6.25 years

12. Net (Loss) Income Per Share

The Company computes net (loss) income per share using the two-class method. The two-class method uses an earnings allocation formula that determines net loss per share for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock units; (ii) common stock to be issued upon the assumed exercise of the Company’s common stock warrants; (iii) common stock to be issued upon the assumed conversion of the Company’s convertible preferred stock, and (iv) warrants related to the Company’s March private placement financing. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The following tables set forth the computation of basic and diluted net (loss) income per share of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2025
Basic net (loss) income per share
Numerator:
Net (loss) income	$(20,963)	$570
Less: Dividend to Series B preferred stockholders	(208)	-
Net income attributable to participating securities	-	(60)
Net (loss) income attributable to common stockholders, basic	(21,171)	510

Denominator:
Weighted-average shares outstanding used in computing net (loss) income per share attributable to common stockholders, basic	34,912,692	116,818,811
Net (loss) income per share attributable to common stockholders, basic	$(0.61)	$-

	Three Months Ended March 31,
	2024	2025
Diluted net loss per share
Numerator:
Net (loss) income	$(20,963)	$570
Less: Dividend to Series B preferred stockholders	(208)	-
Net income attributable to participating securities	-	(60)
Change in fair value of preferred stock warrant liability	-	(6,724)
Net loss attributable to common stockholders, diluted	(21,171)	(6,214)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, diluted	34,912,692	123,834,773
Net loss per share attributable to common stockholders, diluted	$(0.61)	$(0.05)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2025

Options to purchase common stock	10,320,505	13,645,794
Series A-2 Prime preferred stock	-	11,151,449
Series B-2 preferred stock	-	3,000,000
Warrants to purchase common stock	4,784,193	4,784,193
Warrants to purchase convertible preferred stock	160,958,167	69,603,531
Total	176,062,865	102,184,967

13. Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three-month period ended March 31, 2025 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net loss was $20.9 million for the three months ended March 31, 2024 and we had net income of 0.6 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $100.7 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Recent Developments

Extension of Nasdaq Compliance Period

On July 9, 2024, we received written notice (the “Notice”) from the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that the bid price of our common stock, for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result we were not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with the Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until January 6, 2025, to regain compliance with the minimum bid price requirement.

As of January 6, 2025we had not regained compliance with the minimum bid price requirement. On January 7, 2025, Nasdaq notified us that we would have an additional 180 calendar days, or until July 7, 2025, to regain compliance.

Issuance of Common Stock Upon Conversion of Series A-2 Prime Preferred Stock

On February 18, 2025, we issued 1,400,000 shares (the “Shares”) of common stock, upon conversion of 686.00 shares of our Series A-2 Prime Preferred Stock.

Components of Results of Operations

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,			%
	2024	2025	Change	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	6,813	2,171	(4,642)	(68)%
General and administrative	2,391	5,818	3,427	143%
Total operating expenses	9,204	7,989	(1,215)	(13)%
Loss from operations	(9,204)	(7,989)	(1,215)	(13)%
Other income (expenses):
Interest income	69	226	157	228%
Interest expense	(20)	(15)	5	(25)%
Change in fair value of warrant liability	(11,808)	8,348	20,156	(171)%
Total other income (expenses)	(11,759)	8,559	20,318	(173)%

Net (loss) income	$(20,963)	$570	$21,533	(103)%

Research and Development Expenses

Research and development expenses decreased by approximately $4.6 million, or 68%, from approximately $6.8 million for the three months ended March 31, 2024, to approximately $2.2 million for the three months ended March 31, 2025. The decrease in research and development expenses was primarily due to a $5.0 million reduction in drug development costs which was partially offset by an increase in labor costs of $151,000 over the prior period. Consulting and other costs increased $189,000 and stock compensation of $36,000.

General and Administrative Expenses

General and administrative expenses increased by $3.4 million, or 143%, from approximately $2.4 million for the three months ended March 31, 2024, to approximately $5.8 million for the three months ended March 31, 2025 primarily due to an increase of $1.4 million in consulting and professional services expenses related to preparation of our commercial launch. Other professional services increased $1.3 million from the prior period. Labor costs increased $467,000 from the prior period. Travel, rent, and other costs increased $230,000. Non-cash stock compensation costs increased $6,000.

Other Income (Expenses)

Other income (expenses) increased $20.3 million, or 173%, from $11.8 million expense in the three months ended March 31, 2024 to $8.6 million income for the three months ended March 31, 2025 primarily due to a change in fair value of our warrant liability. Interest income increased approximately $157,000 for the three months ended March 31, 2025 versus the comparable prior period.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through June 31, 2020, we funded our operations with the sale of common and preferred stock, convertible notes and from a loan from our Chief Executive Officer and principal stockholder.

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

On March 13, 2024, we entered into a securities purchase agreement with certain accredited investors to provide $50 million in gross proceeds through a private placement. Pursuant to the securities purchase agreement, we issued institutional purchasers $50.0 million in shares of Series B Convertible Preferred Stock. We received $46.2 million in net proceeds.

On November 13, 2024, we entered into a sales agreement, with Guggenheim Securities, LLC pursuant to which, we may offer and sell shares of common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations and in accordance with the terms of the sales agreement, from time to time through or to Guggenheim Securities, acting as sales agent or principal. During the three months ended March 31, 2025, the Company sold 4,507,379 shares of common stock at an average price of $0.62 per share and paid $84,000 in commissions, resulting in net proceeds to the Company of approximately $2.7 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2025, we had net income of $0.6 million. However, the net income was a result of the change in the fair value of the warrant liability. We expect to incur substantial losses in future periods. As of March 31, 2025, we had an accumulated deficit of $100.7 million.

We expect to continue incurring losses in the future and will be required to raise additional capital in the future to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. If we are unable to secure additional capital, we may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. Based on our currently anticipated level of expenditures, we believe that current available cash will not be sufficient to fund planned expenditures and meet obligations through the end of the first quarter of 2026, and there is substantial doubt about our ability to continue as a going concern for one year after the date that these financial statements are available to be issued.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2025
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(6,456)	$(8,903)
Investing activities	(6)	(16)
Financing activities	45,691	2,546
Net increase (decrease) in cash and cash equivalents	$39,229	$(6,373)

Cash Flows from Operating Activities

Net cash used in operating activities was $8.9 million for the three months ended March 31, 2025. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Net cash used in operating activities was $6.5 million for the three months ended March 31, 2024. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Cash Flows from Investing Activities

Net cash used in investing activities was $16,000 for the three months ended March 31, 2025 and was due to the purchase of furniture and fixtures for our corporate office.

Net cash used in investing activities was $6,000 for the three months ended March 31, 2024 and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.5 million during the three months ended March 31, 2025 due primarily to the at the market public offering agreement we signed on November 13, 2024.

Net cash provided by financing activities was $45.7 million during the three months ended March 31, 2024 due primarily to the private placement financing agreement we signed on March 13, 2024.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development, stock-based compensation, debt and equity classification and warrant liabilities. There have been no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2025, from those used for the year ended December 31, 2024. The policies below represent our critical accounting policies.

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

Warrant Liabilities

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 8), we established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued, subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock. We account for these warrants as liabilities (in accordance with ASC 480) on   the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liabilities are initially measured at fair value, resulting in an implied discount on the related preferred stock financing arrangement (recognized as a partial offset to the carrying value of the Series A-1 Preferred Stock), and are remeasured at fair value each reporting period. Changes in the fair value of the warrant liabilities are recognized in earnings during each period. The warrant liabilities are measured using Level 3 fair value inputs. See Note 10 for a description of warrant liabilities and the related valuations.

Research and Development

We expense costs when incurred related to the research and development associated with the design, development and testing of product candidates, as well as acquisition of product candidates or compounds. Research and development expenses include fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overheads, including information technology costs and utilities and expenses for issuance of shares pursuant to anti-dilution clause in the purchase of IPR&D technology. We expense both internal and external research and development expenses as incurred.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at March 31, 2025 with respect to such matters.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2025.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	May 14, 2025
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	May 14, 2025
John Townsend	(Principal Financial and Accounting Officer)