Form 10-Q
period 2025-06-30
Unicycive Therapeutics, Inc.
filed 2025-08-14
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 17,661,698 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	June 30,
	2024	2025
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$26,142	$22,327
Prepaid expenses and other current assets	4,806	7,199
Total current assets	30,948	29,526
Right of use asset, net	645	386
Property and equipment, net	75	83
Total assets	$31,668	$29,995

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,058	$775
Accrued liabilities	3,562	2,168
Warrant liability	18,936	10,214
Operating lease liability - current	564	409
Total current liabilities	24,120	13,566
Operating lease liability – long term	117	-
Total liabilities	24,237	13,566
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series A-2 Prime preferred stock, $0.001 par value per share – 21,400 Series A-2 Prime shares authorized at December 31, 2024, and June 30, 2025; 6,150.21 and 5,464.21 Series A-2 Prime shares issued and outstanding at December 31, 2024, and June 30, 2025, respectively	-	-
Series B-2 preferred stock, $0.001 par value per share – 50,000 Series B-2 shares authorized at December 31, 2024, and June 30, 2025; 3,000 and zero Series B-2 shares issued and outstanding at December 31, 2024, and June 30, 2025, respectively	-	-
Preferred stock, $0.001 par value per share— 10,000,000 shares authorized at December 31, 2024, and June 30, 2025; zero shares issued and outstanding at December 31, 2024, and June 30, 2025	-	-
Common stock, $0.001 par value per share – 400,000,000 shares authorized at December 31, 2024, and June 30, 2025; 11,384,236 and 14,111,852 shares issued and outstanding at December 31, 2024, and June 30, 2025, respectively	114	122
Additional paid-in capital	108,587	123,454
Accumulated deficit	(101,270)	(107,147)
Total stockholders’ equity	7,431	16,429
Total liabilities and stockholders’ equity	$31,668	$29,995

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

Operating expenses:
Research and development	4,868	1,750	11,681	3,936
General and administrative	2,533	5,213	4,925	11,031
Total operating expenses	7,401	6,963	16,606	14,967
Loss from operations	(7,401)	(6,963)	(16,606)	(14,967)
Other income (expenses):
Interest income	462	155	532	381
Interest expense	(16)	(13)	(36)	(13)
Change in fair value of warrant liability	16,810	374	5,002	8,722
Total other income (expenses)	17,256	516	5,498	9,090
Net income (loss)	9,855	(6,447)	(11,108)	(5,877)

Dividend to Series B-1 preferred stockholders	(887)	-	(1,095)	-
Net income attributable to participating securities	(5,925)	-	-	-
Net income (loss) attributable to common stockholders	$3,043	$(6,447)	$(12,203)	$(5,877)
Net income (loss) per share attributable to common stockholders, basic	$0.80	$(0.52)	$(3.35)	$(0.49)
Net loss per share attributable to common stockholders, diluted	$(1.50)	$(0.52)	$(3.35)	$(0.49)
Weighted-average shares outstanding used in computing net income (loss) per share, basic	3,791,481	12,302,059	3,639,800	11,993,663
Weighted-average shares outstanding used in computing net loss per share, diluted	9,405,285	12,302,059	3,639,800	11,993,663

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series B-1				Series A-2		Series A-2 Prime		Additional
	Preferred Stock		Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	-	$-	3,475,605	$35	43,649	$-	-	$-	$60,697	$(64,541)	$(3,809)
Net loss	-	-	-	-	-	-	-	-	-	(20,963)	(20,963)
Issuance of Series B-1 preferred stock, net of issuance costs	50,000	46,187	-	-	-	-	-	-	-	-	-
Dividends on Series B-1 preferred stock	-		-	-	-	-	-	-	(208)	-	(208)
Exchange of Series A-2 preferred stock for Series A-2 Prime preferred stock	-	-	-	-	(43,649)	-	21,388.01	-	-	-	-
Conversion of Series A-2 Prime preferred stock into common stock	-	-	285,000	2	-	-	(1,396.50)	-	(2)	-	-
Issuance of common stock for exercise of options	-	-	58	-	-	-	-	-	2	-	2
Stock-based compensation expense	-	-	-	-	-	-	-	-	522	-	522
Balance at March 31, 2024	50,000	$46,187	3,760,663	$37	-	$-	19,991.51	$-	$61,011	$(85,504)	$(24,456)
Net income	-	-	-	-	-	-	-	-	-	9,855	9,855
Dividends Paid on Series B-1 preferred stock	-	-	-	-	-	-	-	-	(887)	-	(887)
Conversion of Series A-2 Prime preferred stock into common stock	-	-	595,600	6	-	-	(2,918.44)	-	(6)	-	-
Issuance of common stock for exercise of options	-	-	1,058	-	-	-	-	-	1	-	1
Stock-based compensation expense	-	-	-	-	-	-	-	-	641	-	641
Balance at June 30, 2024	50,000	$46,187	4,357,321	$43	-	$-	17,073.07	$-	$60,760	$(75,649)	$(14,846)

			Series A-2 Prime		Series B-2		Series A-3		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	11,384,236	$114	6,150.21	$-	3,000	$-	-	-	$108,587	$(101,270)	$7,431
Net income	-	-	-	-	-	-	-	-	-	570	570
Conversion of Series A-2 Prime preferred stock into common stock	140,000	1	(686)	-	-	-	-	-	-	-	1
Issuance of common stock for cash, net of issuance costs	450,738	5	-	-	-	-	-	-	2,701	-	2,706
Stock-based compensation expense	-	-	-	-	-	-	-	-	563	-	563
Balance at March 31, 2025	11,974,974	$120	5,464.21	$-	3,000	$-	-	$-	$111,851	$(100,700)	$11,271
Net loss	-	-	-	-	-	-	-	-	-	(6,447)	(6,447)
Issuance of Series A-3 preferred stock upon exercise of warrants	-	-	-	-	-	-	1,495.80	-	1,496	-	1,496
Conversion of Series B-2 preferred stock into common stock	300,000	-	-	-	(3,000)	-	-	-	-	-	-
Conversion of Series A-3 preferred stock into common stock	277,000	-	-	-	-	-	(1,495.80)	-	-	-	-
Issuance of common stock for vested restricted stock units	1,000	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash, net of issuance costs	1,558,878	2	-	-	-	-	-	-	9,536	-	9,538
Stock-based compensation expense	-	-	-	-	-	-	-	-	571	-	571
Balance at June 30, 2025	14,111,852	$122	5,464.21	$-	-	$-	-	$-	$123,454	$(107,147)	$16,429

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2025
Cash flows from operating activities
Net loss	$(11,108)	$(5,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9	14
Stock-based compensation expense	1,163	1,134
Change in fair value of warrant liability	(5,002)	(8,722)
Amortization of operating lease right of use asset	162	259
Changes in assets and liabilities:
Prepaid expense and other current assets	1,709	(2,392)
Accounts payable and accrued liabilities	450	(1,466)
Operating lease liability	(158)	(273)
Net cash used in operating activities	(12,775)	(17,323)
Cash flows from investing activities
Purchases of property and equipment	(26)	(22)
Net cash used in investing activities	(26)	(22)
Cash flows from financing activities
Proceeds from secondary public offering	-	12,624
Commissions paid on settlement	-	(379)
Payments on financed insurance policies	(212)	(211)
Issuance costs related to issuance of Series B-1 preferred stock	(3,813)	-
Proceeds from issuance of Series B-1 preferred stock	50,000	-
Proceeds from exercise of warrants	-	1,496
Dividends on preferred stock	(1,095)	-
Net cash provided by financing activities	44,880	13,530
Net increase (decrease) in cash and cash equivalents	32,079	(3,815)
Cash and cash equivalents at the beginning of the period	9,701	26,142
Cash and cash equivalents at the end of the period	$41,780	$22,327
Supplemental cash flow information
Accrued dividends on preferred stock	$1	$-
Deferred insurance charges included in prepaid expenses and other current assets	$15	$15
Deferred preclinical and other charges included in prepaid expenses and other current assets	$99	$-
Cash paid for interest	$36	$9
Cash paid for income taxes	$-	$-

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

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2024 and June 30, 2025, the Company had an accumulated deficit of $101.3 million and $107.1 million, respectively.

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

On November 13, 2024, we entered into a sales agreement, with Guggenheim Securities, LLC pursuant to which, we may offer and sell shares of common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations and in accordance with the terms of the sales agreement, from time to time through or to Guggenheim Securities, LLC acting as sales agent or principal. During the six months ended June 30, 2025, the Company sold 2,009,616 shares of common stock at an average price of $6.07 per share and paid $379,000 in commissions, resulting in net proceeds to the Company of approximately $12.2 million.

The Company expects to continue incurring losses in the future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financings, corporate collaborations or other means. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s currently anticipated level of expenditures, the Company believes that it has sufficient resources such that there is not substantial doubt about the ability to continue operations for at least one year after the date that these financial statements are available to be issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements of the Company as of June 30, 2025 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the “GAAP”. The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on March 31, 2025.

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

The Company’s general business strategy may be adversely affected by any such economic, volatile business environments and continued unstable or unpredictable economic and market conditions.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. During the six months ended June 30, 2024 and 2025, management determined there were no impairments of the Company’s property and equipment.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company records the right-of-use asset at the amount of the lease liability plus any prepaid rent, amounts paid for lessor-owned leasehold improvements, and initial direct costs, less any lease incentives and accrued rent. Lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The right-of-use assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount may not be recoverable. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

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

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of June 30, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$10,214	$10,214
Total liabilities at fair value	$-	$-	$10,214	$10,214

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$18,936	$18,936
Total liabilities at fair value	$-	$-	$18,936	$18,936

The following table summarizes the changes in fair value of the warrant liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs (in thousands):

Six Months Ended June 30, 2024

Fair value at January 1, 2024	$13,134
Change in fair value of warrants	11,807
Fair value at March 31, 2024	24,941
Change in fair value of warrants	(16,810)
Fair value at June 30, 2024	$8,131

Six Months Ended June 30, 2025
Fair value at January 1, 2025	$18,936
Change in fair value of warrants	(8,348)
Fair value at March 31, 2025	10,588
Change in fair value of warrants	(374)
Fair value at June 30, 2025	$10,214

The expense relating to the change in fair value of the warrant liability of $5.0 million and $8.7 million for the six months ended June 30, 2024 and June 30, 2025 respectively is included in other income (expenses) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2024, and June 30, 2025, the recorded values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of the instruments. Cash and cash equivalents, accounts payable, and accrued liabilities are Level 1 financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The cash and cash equivalents the Company uses to satisfy working capital and operating expense needs are held in accounts at various financial institutions. Cash balances may at times exceed federally insured limits. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. No such losses have been incurred through June 30, 2025.

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

Income Taxes

The Company accounts for corporate income taxes in accordance with GAAP as stipulated in ASC740, Income Taxes, (“ASC 740”). This standard entails the use of the asset and liability method of computing the provision for income tax expense. Current tax expense results from corporate tax payable at the Federal and California jurisdictions for the Company, which relates to the current accounting period. Deferred tax expense results primarily from temporary differences between financial statement and tax return reporting, which result in additional tax payable in future periods. Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates and law. Net future tax benefits are subject to a valuation allowance when management expects that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

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

On July 4, 2025, the “One big Beautiful Bill Act (OBBBA) was signed into law. This legislation introduces a number of new changes to the Internal Revenue Code. As the Company does not currently generate taxable income, we do not expect the legislation to have a material impact on our tax posture.  The Company will continue to maintain a full valuation allowance against its net deferred tax assets.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. There were no elements of other comprehensive income (loss) in the periods presented, as a result comprehensive loss is the same as net loss for each period presented.

Net Income (Loss) per Share

Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. Basic and diluted net income (loss) for common stock and for preferred stock is computed by dividing the sum of distributed earnings and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for the period. Diluted net income (loss) per share includes potentially dilutive securities outstanding for the period. See Note 12 for reconciliations of basic and diluted net income (loss) per share.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Oxylanthanum Carbonate and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 31,366 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Oxylanthanum Carbonate Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 43,838 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for Oxylanthanum Carbonate is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for Oxylanthanum Carbonate is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Spectrum Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Spectrum Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million resulting from a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. In February 2023, the Company received an upfront payment of approximately $0.7 million resulting from a sublicense development agreement with Lotus International Pte Ltd. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the six months ended June 30, 2025.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study is approximately $3.7 million, and subsequent revisions reduced the overall budget to $2.9 million. Related payments totaling approximately $2.9 million have been paid to Quotient as of June 30, 2025, approximately $2.9 million of related expense has been recorded, and there is no prepaid balance in the accompanying balance sheets as of December 31, 2024 and June 30, 2025, respectively.

On April 10, 2023, the Company entered into an agreement with Inotiv that provides preclinical trial and related services, for the purpose of performing research in support of UNI-494. The budget for these services is approximately $2.9 million. Approximately $2.9 million has been paid to Inotiv as of June 30, 2025 and there is no prepaid balance in the accompanying balance sheets as of December 31, 2024 and June 30, 2025, respectively.

On July 14, 2022, the Company entered into a license agreement with Lee’s Pharmaceutical (HK) Limited . Under the terms of the agreement, Lee’s Pharmaceutical will be responsible for development, registration filing and approval for Oxylanthanum Carbonate in China, Hong Kong, and certain other Asian markets. In addition, Lee’s Pharmaceutical will have sole responsibility for the importation of the drug product from the Company and for the costs of commercialization of Oxylanthanum Carbonate in the licensed territories. The Company has received an upfront payment of $1.0 million, expects to receive up to $1.0 million in milestone payments upon product launch in China and will be eligible for tiered royalties of between 7% and 10% upon achievement of prespecified regulatory and commercial achievements.

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

On June 29, 2023 and October 26, 2023, the Company entered into services agreements with Shilpa Medicare Ltd related to NDA filing support for Oxylanthanum Carbonate. The agreements provide for total payments of up to $6.5 million, and the Company has made $6.5 million in payments pursuant to the agreements as of June 30, 2025.

4. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2024 and June 30, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2024	2025

Prepaid directors’ and officers’ liability insurance premiums	$263	$15
Prepaid preclinical services	3,572	6,344
Other	971	840
Total	$4,806	$7,199

Property and equipment as of December 31, 2024 and June 30, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2024	2025

Leasehold improvements	$49	$63
Lab equipment	26	26
Furniture and fixtures	39	47
Subtotal	114	136
Less accumulated depreciation	(39)	(53)
Net	$75	$83

Accounts payable as of December 31, 2024 and June 30, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2024	2025

Trade accounts payable	$966	$708
Credit card liability	92	67
Total	$1,058	$775

Accrued liabilities as of December 31, 2024 and June 30, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2024	2025

Accrued labor costs	$1,910	$1,182
Accrued drug development costs	1,258	576
Other	394	410
Total	$3,562	$2,168

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

The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842, Leases. The Company classified the lease as an operating lease and, on July 15, 2024, determined that the present value of the lease was approximately $1.0 million using an estimated incremental borrowing rate of 10%. During the six months ended June 30, 2024 and June 30, 2025, the Company reflected amortization of right-of-use asset of approximately $148,000 and $259,000, respectively, resulting in a right of use asset balance of approximately $0.4 million at June 30, 2025.

During the six months ended June 30, 2024 and June 30, 2025, the Company made cash payments on the lease of $0.2 million and $0.3 million, respectively towards the lease liabilities. As of June 30, 2025, the total lease liability was approximately $0.4 million.

As of June 30, 2025, maturities of the Company’s lease liabilities are as follows (in thousands, unaudited):

Operating Lease

Year ending December 31, 2025	$307
Year ending December 31, 2026	118
Total lease payments	425
Less imputed interest rate / present value discount	(16)
Present value of lease liability	409
Less current portion	(409)
Long term portion	$-

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $72,000 and $87,000 for the six months ended June 30, 2024 and June 30, 2025, respectively.

7. Stockholders’ Equity (Deficit)

Authorized Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock at par value of $0.001 per share.

Reverse Stock Split

On June 18, 2025, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware to effectuate a reverse stock split. The Company’s common stock began trading on a split-adjusted basis at the opening of trading on the Nasdaq Capital Market on June 20, 2025. When the reverse stock split became effective, every 10 shares of common stock were automatically reclassified and combined into one share of common stock. No fractional shares were issued as a result of the split. Stockholders who would otherwise be entitled to receive a fractional share will instead automatically have their fractional interests rounded up to the next whole share, after aggregating all the fractional interests of a holder resulting from the split. The split affects all stockholders uniformly and will not change any stockholder’s percentage ownership interest or any stockholder’s proportionate voting power, except for immaterial changes that may result from the treatment of fractional shares. The split did not change the number of authorized shares of common stock or the par value per share of the common stock.

As a result of the reverse stock split, proportionate adjustments were made to the per share exercise prices of, and the number of shares underlying, the Company’s outstanding stock options, as well as to the number of shares available for future awards granted under the Company’s stock incentive plans. In addition, proportionate adjustments were made to the per share exercise prices of, and the number of shares underlying, outstanding warrants to purchase shares of the Company’s common stock. Further, a proportionate adjustment was made to the per share conversion price of the Company’s series A-2 prime preferred stock, pursuant to its terms. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the effect of the reverse stock split.

Issuance of Common Stock and Warrants from Initial Public Offering

During July 2021, as a result of its initial public offering, the Company issued 500,000 shares of common stock and 400,000 warrants to investors in exchange for cash at $50.00 per unit, consisting of $49.90 per share of common stock and $.125 per four fifths of a warrant. The warrants have a 5-year term and an exercise price of $60.00 per warrant. The underwriters exercised their option to purchase an additional 60,000 warrants, and the Company received $7,500 in proceeds.

As a result of the initial public offering, the Company’s outstanding convertible notes and unpaid accrued interest were converted into 73,691 shares of common stock. Additionally, in accordance with the original terms of the warrant agreements convertible noteholders were granted a total of 18,419 common stock warrants with a 5-year term and with an exercise price of $60.00 per warrant.

The warrants from the initial public offering are equity classified. The following table summarizes activity for the Company’s IPO warrants for the six months ended June 30, 2025:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	478,419	60.00	1.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, June 30, 2025	478,419	60.00	1.04	-

See Note 10 for information on preferred stock warrants associated with our sale in March 2023 of Series A-1 Preferred Stock.

Issuance of Common Stock Upon Conversion of Series A and Series B Preferred Stock

On June 26, 2023, the Company held its annual shareholder meeting and, as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained (see Notes 8 and 9). On July 11, 2023, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Series A Certificate of Designation”), the Company issued a total of 1,951,621 shares of common stock and 43,649 Series A-2 Preferred Stock in settlement of the auto-conversion of the Series A-1 Preferred Stock.

On March 26, 2024, the Company issued 285,000 shares of common stock upon conversion of 1,396.50 shares of Series A-2 Prime Preferred Stock.

On June 20, 2024, we held our annual stockholder meeting, and as a result, stockholder approval for the conversion of the Series B-1 Convertible Preferred Stock was obtained (see Note 9). On July 5, 2024, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock, the Company issued 4,211,800 shares of common stock and 7,882 shares of Series B-2 preferred stock in settlement of the automatic conversion of the Series B-1 Convertible Preferred Stock.

On June 25, 2024, the Company issued 595,600 shares of common stock upon conversion of 2,918.44 shares of the Company’s Series A-2 Prime Preferred Stock.

On July 23, 2024, the Company issued 355,000 shares of common stock upon conversion of 1,739.50 shares of the Company’s Series A-2 Prime Preferred Stock.

On July 25, 2024, the Company issued 375,600 shares of common stock upon conversion of 1,840.44 shares of the Company’s Series A-2 Prime Preferred Stock.

On July 29, 2024, the Company issued 135,900 shares of common stock upon conversion of 665.91 shares of the Company’s Series A-2 Prime Preferred Stock.

On August 14, 2024, the Company issued 350,200 shares of common stock upon conversion of 1,715.98 shares of the Company’s Series A-2 Prime Preferred Stock.

On October 9, 2024, the Company issued 550,000 shares of common stock upon conversion of 2,695 shares of the Company’s Series A-2 Prime Preferred Stock.

On October 31, 2024, the Company issued 43,800 shares of common stock upon conversion of 438 shares of the Company’s Series B-2 Preferred Stock.

On December 11, 2024, the Company issued 462,455 shares of common stock upon conversion of 2,266.03 shares of the Company’s Series A-2 Prime Preferred Stock.

On December 18, 2024, the Company issued 144,100 shares of common stock upon conversion of 1,441 shares of the Company’s Series B-2 Preferred Stock.

On December 19, 2024, the Company issued 300,300 shares of common stock upon conversion of 3,003 shares of the Company’s Series B-2 Preferred Stock.

On February 18, 2025, the Company issued 140,000 shares of common stock upon conversion of 686 shares of the Company’s Series A-2 Prime Preferred Stock.

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

Note 8. Issuance of Series A-1 Preferred Stock

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

Pursuant to the Series A Certificate of Designation, as of March 3, 2023, each share of Series A-1 Preferred Stock was, subject to approval of the Company’s stockholders, convertible into a unit (“Unit”) consisting of: (i) shares of common stock of the Company and, if applicable, shares of Series A-2 Preferred Stock, in lieu of common stock, (ii) a tranche A warrant to acquire approximately 4,667,594 shares (excluding deemed dividends) of Series A-3 Preferred Stock (the “Tranche A Warrant”), (iii) a tranche B warrant to acquire approximately 4,243,267 shares (excluding deemed dividends) of Series A-4 Preferred Stock (the “Tranche B Warrant”), and (iv) a tranche C warrant to acquire approximately 6,789,228 shares (excluding deemed dividends) of Series A-5 Preferred Stock (the “Tranche C Warrant”, together with the Tranche A Warrant and the Tranche B Warrant, the “Warrants”). The Tranche A Warrant, for an aggregate exercise price of approximately $25 million, is exercisable until 21 days following the Company’s announcement of receipt of FDA approval for Oxylanthanum Carbonate, the Tranche B Warrant, for an aggregate exercise price of approximately $25 million, is exercisable until 21 days following the Company’s announcement of receipt of Transitional Drug Add-On Payment Adjustment (“TDAPA”) approval for Oxylanthanum Carbonate, and the Tranche C Warrant for an aggregate exercise price of approximately $50 million is exercisable until 21 days following four quarters of commercial sales of Oxylanthanum Carbonate.

The Company had designated 30,190 shares of Series A-1 Preferred Stock, 1,800,000 shares of Series A-2 Preferred Stock, 1,800,000 shares of Series A-3 Preferred Stock, 1,800,000 shares of Series A-4 Preferred Stock, and 3,600,000 shares of Series A-5 Preferred Stock, together the “Series A Preferred Stock”. The Series A Preferred Stock has a par value of $0.001 per share. The Series A Certificate of Designation states that, to the extent that the conversion of the Series A-1 preferred stock as well as the exercise of the Warrants into Series A-2, Series A-3, Series A-4, and Series A-5 preferred stock results in a beneficial ownership interest in excess of the maximum percentage of common stock upon conversion, the holders will receive the as converted equivalent for the remaining shares in preferred stock.

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

On June 26, 2023, the Company held its annual shareholder meeting and, as a result, shareholder approval for the conversion of the Series A-1 Preferred Stock was obtained. On July 11, 2023, pursuant to the Series A Certificate of Designation, the Company issued 1,951,621 shares of common stock (see Note 9) and 43,649 shares of Series A-2 Preferred Stock in partial settlement of the auto-conversion of the Series A-1 preferred shares. As of December 31, 2023, there were zero shares of Series A-1 preferred stock issued and outstanding and there were 43,649 shares of Series A-2 Preferred Stock issued and outstanding.

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

At the option of the holder thereof, as of the date of the issuance of the Series A-1 Preferred on March 3, 2023, each share of Series A-2 Preferred Stock, Series A-3 Preferred Stock, Series A-4 Preferred Stock, or Series A-5 Preferred Stock shall be convertible into one share of common stock.

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

Concurrent with the execution of the Exchange Agreement, the Company and each Investor have amended and restated the following warrants: (i) tranche A warrants to acquire an aggregate of 4,785,243 shares of Series A-3 Convertible Preferred Stock of the Company that were issued on July 11 2023 (the “Original Tranche A Warrants”) have been amended and restated to acquire an aggregate of 2,584.03122 shares of Series A-3 Convertible Preferred Stock (as amended, the “Amended Tranche A Warrants”); (ii) tranche B warrants to acquire an aggregate of 4,350,221 shares of Series A-4 Convertible Preferred Stock of the Company that were issued on July 11, 2023 (the “Original Tranche B Warrants”) have been amended and restated to acquire an aggregate of 2,566.63015 shares of Series A-4 Convertible Preferred Stock (as amended, the “Amended Tranche B Warrants”) and (iii) tranche C warrants to acquire an aggregate of 6,960,353 shares of Series A-5 Convertible Preferred Stock of the Company that were issued on July 11, 2023 (the “Original Tranche C Warrants”, and together with the Original Tranche A Warrants and Tranche B Warrants, the “Original Warrants”) have been amended and restated to acquire 5,150.66129 shares of Series A-5 Convertible Preferred Stock (as amended, the “Amended Tranche C Warrants,” together with the Amended Tranche A Warrants and the Amended Tranche B Warrants, the “Amended Warrants”). The Amended Warrants have the same terms and conditions as the original warrants except that such Amended Warrants: (i) reduced the amount of shares of Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock and Series A-5 Convertible Preferred Stock into which such Amended Warrants are convertible as described above; (ii) allow for the issuance of fractional shares of Series A-3 Preferred Stock, Series A-4 Preferred Stock and Series A-5 Preferred Stock, as applicable upon exercise of such Amended Warrants and (ii) revised the exercise price to be $1,000 per share of Series A-3 Preferred Stock, Series A-4 Preferred Stock and Series A-5 Preferred Stock, as applicable in such Amended Warrants. The aggregate exercise price, the amount of shares of common stock upon conversion of the Series A-3 Preferred Stock, the Series A-4 Preferred Stock and the Series A-5 Preferred Stock and exercise period in the Amended Warrants did not change from the Original Warrants.

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

Conversion. Subject to the limitations set forth in the Amended Certificate of Designation, at the option of the holder, each share of Series A-2 Prime Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock shall be convertible into a number shares of common stock obtained by dividing the Original Per Share Price ($1,000) of each such share of Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock by the applicable conversion price of $4.90, $0.54, $0.59 and $0.74 for the Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock, respectively. Pursuant to the terms of the Certificate of Correction to the Amended Series A Certificate of Designation filed on August 13, 2025 (which correction was effective as of March 14, 2024 pursuant to Section 103(f) of the Delaware General Corporation Law), there was no adjustment to the conversion prices for the Series A-3, A-4 and A-5 Preferred Stock as there were no shares outstanding in such series of preferred stock at the time of the reverse stock split.

Note 9. Issuance of Series B-1 Preferred Stock and Series B-2 Preferred Stock

On March 13, 2024, the Company signed a securities purchase agreement with certain healthcare-focused institutional investors that provided $50.0 million in gross proceeds through a private placement. Pursuant to the securities purchase agreement, the Company issued to institutional investors $50.0 million in shares of Series B-1 Convertible Preferred Stock. 50,000 Shares of Series B-1 Convertible Preferred Stock were issued at a price of $1,000 per share and each share is convertible into shares of common stock at a rate equal to the initial $1,000 purchase price divided by the initial conversion price of $1.00 per share.

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

The Company has designated 50,000 shares of Series B-1 Preferred Stock and 50,000 shares of Series B-2 Preferred Stock. The Series B Certificate of Designation states that, to the extent that the conversion of the Series B-1 preferred stock results in a beneficial ownership interest in excess of the maximum percentage of common stock upon conversion, the holders will receive them as converted equivalent for the remaining shares in preferred stock.

On June 20, 2024, The Company held its annual stockholder meeting, and as a result, stockholder approval for the conversion of the Series B-1 Convertible Preferred Stock was obtained (“Stockholder Approval”). On July 5, 2024, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock, the Company issued 4,211,800 shares of common stock and 7,882 shares of Series B-2 preferred stock in settlement of the automatic conversion of the Series B-1 Convertible Preferred Stock.

The Series B-1 Preferred Stock had the following rights:

Dividends: Prior to receiving Stockholder Approval, dividends accrued, on all issued and outstanding shares of Series B-1 Preferred Stock, prior to and in preference to all other shares of capital stock of the Company, at an annual rate of eight percent (8%) compounded annually on the original per share price (plus any such accreted compounded amounts); provided that such annual dividend rate shall increase to fourteen percent (14%) if Stockholder Approval is not obtained at the first meeting of stockholders following the date of the Preferred Stock offering. If such dividends are not declared and paid in cash, the dividend amounts will be added to the aggregate liquidation preference then outstanding of the Series B-1 Preferred Stock.

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

On the tenth trading day following the announcement of the Stockholder Approval, each share of Series B-1 Preferred Stock automatically converted into a unit consisting of: (1) the number of shares of common stock equal to the quotient of (A) the liquidation preference with respect to such share of Series B-1 Preferred Stock, divided by (B) the conversion price, provided that, to the extent the share conversion would cause such Holder’s beneficial ownership to exceed 9.99%, such holder shall receive shares of Series B-2 Preferred Stock in lieu of common stock, on a one-for-one basis, with respect to the number of shares of common stock that exceed 9.99% ownership divided by 1,000.

Liquidation Preference: The Series B-1 Preferred Stock had a liquidation preference of one-times the original per share price of $1,000 per share, plus any accrued but unpaid dividends thereon, whether or not declared, subject to certain customary anti-dilution adjustments.

The Series B-2 Preferred Stock has the following rights:

Dividends: Following the Issuance Date, while shares of Series B Preferred Stock are issued and outstanding, holders of Series B Preferred Stock shall be entitled to receive, and the Corporation shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis and without regard to any limitations on conversion set forth herein or otherwise) to and in the same form as dividends (other than dividends in the form of common stock, which shall be made in accordance with Section 7(a)) actually paid on shares of the common stock when, as and if such dividends (other than dividends in the form of common stock, which shall be made in accordance with Section 7(a)) are paid on shares of the common stock.

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

Conversion: Subject to the limitations set forth in the Series B Certificate of Designation, at the option of the holder thereof, each share of Series B-2 Preferred Stock, is convertible into the number of shares of common stock equal to the quotient of (A) the stated value ($1,000), divided by (B) the conversion price of $1.00. As of June 30, 2025, all shares of Series B-2 Preferred Stock have been converted into common stock.

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

On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the conversion of the Series A-1 Preferred Stock was obtained. On July 11, 2023, pursuant to the Series A Certificate of Designation, the Company issued, in addition to common stock and Series A-2 Preferred Stock, (i) a Tranche A Warrant to acquire 4,785,243 shares of Series A-3 Preferred Stock, (ii) a Tranche B Warrant to acquire 4,350,221 shares of Series A-4 Preferred Stock, and (iii) a Tranche C Warrant to acquire 6,960,353 shares of Series A-5 Preferred Stock.

In March 2024, the Company entered into an exchange agreement with certain accredited investors, pursuant to which the accredited investors surrendered all shares of Series A-2 Preferred Stock held by them in exchange for shares of new preferred stock to be known as Series A-2 Prime Preferred Stock having rights set forth in the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock. (See Note 8)

The Warrants are recognized as liabilities in the balance sheets and were initially recognized at fair value at the time of issuance. The Warrants are also subject to remeasurement at each balance sheet date after issuance. Any change in fair value is recognized as a component of other income (expenses) in the statements of operations in the period of change.

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

The MCS valuation model was used for the valuation performed as of the transaction inception on March 3, 2023, and on March 31, 2023, due to uncertainty in the timing of shareholder approval and the potential variability in the Warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the Warrants became fixed. Therefore, as of December 31, 2024 and June 30, 2025, the fair value of the Warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the liability associated with the three tranches of Warrants at December 31, 2024 and June 30, 2025.

Tranche A Warrant	At December 31, 2024	At June 30, 2025
Fair value of underlying stock	$7.90	$4.77
Exercise price	$5.39	$5.39
Volatility	105.4% – 111.3%	117.8% – 127.4%
Risk free rate	4.2%	3.9% – 4.3%
Dividend yield	0%	0%
Term (in years)	0.5 – 1.5	0.5 – 1.5
Discount for lack of marketability	7.5%	7.5%
Probability for FDA approval	38.48% - 39.29%	38.88% - 40.10%

Tranche B Warrant	At December 31, 2024	At June 30, 2025
Fair value of underlying stock	$7.90	$4.77
Exercise price	$5.93	$5.93
Volatility	105.4% - 125.2%	112.9% - 120.4%
Risk free rate	4.2%	3.8% - 4.0%
Dividend yield	0%	0%
Term (in years)	1.0 - 2.0	1.0 - 2.0
Discount for lack of marketability	7.5%	7.5%
Probability for FDA approval	30%	30.0%

Tranche C Warrant	At December 31, 2024	At June 30, 2025
Fair value of underlying stock	$7.90	$4.77
Exercise price	$7.41	$7.41
Volatility	105.4% - 125.2%	112.9% - 127.2%
Risk free rate	4.2%	3.7% - 3.9%
Dividend yield	0%	0%
Term (in years)	1.5 – 2.5	1.5 – 2.5
Discount for lack of marketability	7.5%	7.5%
Probability for FDA approval	0.01% - 27.46%	15% - 70%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of December 31, 2024 and June 30, 2025, the Company estimated the fair value of the Warrants to be $18.9 million and $10.2 million, respectively.

The following table summarizes activity, on an as-converted to common shares basis, for the Company’s preferred stock warrants for the six months ended June 30, 2025:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	16,095,817	$6.40	2.12	$
Warrants contingently issuable	-	-	-	-
Warrants exercised	(277,000)	-	-	-
Outstanding, June 30, 2025	15,818,817	$6.42	1.63	$

11. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 130,233 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, and accordingly, at December 31, 2023, approximately 1,277,600 shares were reserved for issuance. On June 20, 2024, shareholders approved a further increase of 800,000 shares, to the number of shares reserved, for a total of 2,077,600 shares. On January 1, 2025, shareholders approved a further increase of 1,235,316 shares, to the number of shares reserved, for a total of 3,312,916 shares. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2024, approximately 743,333 shares of common stock were available under the 2021 Plan. As of June 30, 2025, there are approximately 1,921,549 shares of common stock available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the six months ended June 30, 2025:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	1,367,114	$10.01	8.59	$705
Options granted	57,100	$5.95	9.83	$-
Options forfeited	(3,500)	$5.70	-	$-
Options exercised	-	$-	-	$-
Outstanding, June 30, 2025	1,420,714	$9.86	8.16	$5,410

Options vested and exercisable as of June 30, 2025	725,525	$11.47	7.82	$2,662

The grant date fair value of options granted during the six months ended June 30, 2025, was approximately $53,000.

As of June 30, 2025, the unrecognized compensation cost related to outstanding stock options was $4.6 million, which is expected to be recognized as expense over approximately 4.0 years.

During the year ended December 31, 2021, employees and consultants exercised a total of 38,372 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of September 30, 2024, none of the options remained unvested. Proceeds received related to the vested portion of options of $2,500 were reclassified to equity during the year ended December 31, 2024.

During May 2022, the Company granted a consultant 1,000 restricted stock units with a grant date fair value of $7,200, resulting in a fair value per share of $7.20. The restricted stock units vested in May 2024.

During August 2023, the Company granted a consultant 1,000 restricted stock units with a grant date fair value of $7,500, resulting in a fair value per share of $7.50. The restricted stock units vested in March 2025.

During August 2024, the Company granted a consultant 1,177 restricted stock units with a grant date fair value of $4,000, resulting in a fair value per share of $3.40. The restricted stock units will vest in August 2026.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three and six months ended June 30, 2024 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2025	2024	2025

Research and development	$282	$259	$510	$523
General and administrative	359	312	653	611
Total stock-based compensation	$641	$571	$1,163	$1,134

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

Expected Dividend – Through June 30, 2025, the Company has never declared nor paid any cash dividends. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of Oxylanthanum Carbonate by the FDA if obtained, and the commencement of commercial sales.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the three months ended June 30, 2024 and June 30, 2025:

	Six Months Ended
	June 30,
	2024	2025

Expected volatility	104%	107.44% - 108.54% %
Risk-free interest rate	4.49% - 4.65%	3.75% - 4.38%
Dividend yield	-	-%
Expected term	6.25 years	6.25 years

12. Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common and preferred stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Basic net income (loss) per share
Numerator:
Net income (loss)	$9,855	$(6,447)	$(11,108)	$(5,877)
Net loss attributable to participating securities	(5,925)	-	-	-
Dividend to Series B-1 preferred stockholders	(887)	-	(1,095)	-
Net income (loss) attributable to common shares, basic	3,043	(6,447)	(12,203)	(5,877)

Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, basic	3,791,481	12,302,059	3,639,800	11,993,663
Net income (loss) per share attributable to common stockholders, basic	$0.80	$(0.52)	$(3.35)	$(0.49)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to common shares, basic	$3,043	$(6,447)	$(12,203)	$(5,877)
Change in fair value of preferred stock warrant liability	(16,810)	-	-	-
Net (loss) attributable to common shares, diluted	(13,767)	(6,447)	(12,203)	(5,877)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic	3,791,481	12,302,059	3,639,800	11,993,663
Weighted-average effect of diluted securities:
Tranche warrants to purchase convertible preferred stock	5,613,804	-	-	-
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, diluted	9,405,285	12,302,059	3,639,800	11,993,663
Net loss per share attributable to common stockholders, diluted	$(1.50)	$(0.52)	$(3.35)	$(0.49)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

Options to purchase common stock	1,308,843	1,420,714	1,308,843	1,420,714
Warrants to purchase common stock	478,419	478,419	478,419	478,419
Restricted stock units	1,000	-	1,000	-
Common stock issuable upon conversion of Series B-1 convertible preferred stock	5,000,000	-	5,000,000	-
Common stock issuable upon conversion of Series A-2 Prime convertible preferred stock	3,484,300	1,115,145	3,484,300	1,115,145
Warrants to purchase convertible preferred stock	-	15,818,817	16,095,817	15,818,817
Total	10,272,562	18,833,095	26,368,379	18,833,095

13. Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three-month period ended June 30, 2025 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $11.1 million and $5.9 million for the six months ended June 30, 2024 and June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $107.1 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Recent Developments

On June 11, 2025, we issued 300,000 shares of common stock, upon conversion of 3,000 shares of our Series B-2 Preferred Stock.

In June 2025, we issued 277,000 shares of common stock, upon conversion of shares of our Series A-3 Preferred Stock related to exercise of Tranche A warrants.

During the six months ended June 30, 2025, the Company sold 2,009,616 shares of common stock pursuant to a sales agreement, with Guggenheim Securities, LLC, at an average price of $6.07 per share and paid $379,000 in commissions, resulting in net proceeds to the Company of approximately $12.2 million.

Reverse Stock Split

On June 18, 2025, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware to effectuate a reverse stock split. The Company’s common stock began trading on a split-adjusted basis at the opening of trading on the Nasdaq Capital Market on June 20, 2025. When the reverse stock split became effective, every 10 shares of common stock were automatically reclassified and combined into one share of common stock. No fractional shares were issued as a result of the split. Stockholders who would otherwise be entitled to receive a fractional share will instead automatically have their fractional interests rounded up to the next whole share, after aggregating all the fractional interests of a holder resulting from the split. The split affects all stockholders uniformly and will not change any stockholder’s percentage ownership interest or any stockholder’s proportionate voting power, except for immaterial changes that may result from the treatment of fractional shares. The split did not change the number of authorized shares of common stock or the par value per share of the common stock.

As a result of the reverse stock split, proportionate adjustments were made to the per share exercise prices of, and the number of shares underlying, the Company’s outstanding stock options, as well as to the number of shares available for future awards granted under the Company’s stock incentive plans. In addition, proportionate adjustments were made to the per share exercise prices of, and the number of shares underlying, outstanding warrants to purchase shares of the Company’s common stock. Further, a proportionate adjustment was made to the per share conversion price of the Company’s series A-2 prime preferred stock, pursuant to its terms. Following the reverse stock split we had 12,768,239 shares of our common stock outstanding, which excludes approximately 49,000 shares of our common stock that were issued for rounding up fractional shares resulting from the reverse stock split. The reverse stock Split is retroactively reflected in the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of changes in shareholders’ equity and loss per share data.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			%
	2024	2025	Change	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	4,868	1,750	(3,118)	(64)%
General and administrative	2,533	5,213	2,680	106%
Total operating expenses	7,401	6,963	(438)	(6)%
Loss from operations	(7,401)	(6,963)	438	(6)%
Other income (expenses):
Interest income	462	155	(307)	(66)%
Interest expense	(16)	(13)	3	(19)%
Change in fair value of warrant liability	16,810	374	(16,436)	(98)%
Total other income (expenses)	17,256	516	(16,740)	(97)%

Net income (loss)	$9,855	$(6,447)	(16,302)	(165)%

Research and Development Expenses

Research and development expenses decreased by approximately $3.1 million, or 64%, from approximately $4.9 million for the three months ended June 30, 2024, to approximately $1.8 million for the three months ended June 30, 2025.

The decrease in research and development expenses was primarily due to a $3.1 million decrease in drug development costs, consulting and other costs of $93,000, and stock-based compensation of $23,000, partially offset by an increase in labor costs of $86,000

General and Administrative Expenses

General and administrative expenses increased by $2.7 million , or 106%, from approximately $2.5 million for the three months ended June 30, 2024, to approximately $5.2 million for the three months ended June 30, 2025 primarily due to an increase of $2.2 million in marketing, consulting and other expenses related to our commercial launch, increase of $417,000 in labor costs, increase of $201,000 of insurance, travel and other costs, partially offset by a decrease of $47,000 in stock-based compensation.

Other Income (Expenses)

Other income (expenses) decreased $16.7 million, or 165%, from $17.3 million in the three months ended June 30, 2024 to $0.5 million for the three months ended June 30, 2025 due primarily to the change in fair value of our warrant liability of $16.4 million and a decrease in interest income of $307,000.

Comparison of the Six Months Ended June 30, 2024 and 2025

	Six Months Ended June 30,			%
	2024	2025	Change	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	11,681	3,936	(7,745)	(66)%
General and administrative	4,925	11,031	6,106	124%
Total operating expenses	16,606	14,967	(1,639)	(10)%
Loss from operations	(16,606)	(14,967)	1,639	(10)%
Other income (expenses):
Interest income	532	381	(151)	(28)%
Interest expense	(36)	(13)	23	(64)%
Change in fair value of warrant liability	5,002	8,722	3,720	74%
Total other income (expenses)	5,498	9,090	3,592	65%

Net loss	$(11,108)	$(5,877)	5,231	(47)%

Research and Development Expenses

Research and development expenses decreased by approximately $7.7 million, or 66%, from approximately $11.7 million for the six months ended June 30, 2024 to approximately $3.9 million for the six months ended June 30, 2025. The decrease in research and development expenses was primarily due to an $8.1 million decrease in drug development costs, partially offset by an increase in labor costs of $239,000, consulting and other costs of $110,000, and stock-based compensation of $13,000.

General and Administrative Expenses

General and administrative expenses increased by $6.1 million, or 124%, from approximately $4.9 million for the six months ended June 30, 2024 to approximately $11.0 million for the six months ended June 30, 2025 primarily due to an increase of $5.0 million in marketing, consulting and other expenses related to our commercial launch, increase of $884,000 in labor costs, increase of $284,000 of insurance, travel and other costs, partially offset by a decrease of $42,000 in stock-based compensation.

Other Income (Expenses)

Other income (expenses) increased by $3.6 million (income), or 65%, from $5.5 million expense in the six months ended June 30, 2024 to $9.0 million income for the six months ended June 30, 2025 due primarily to the change in fair value of our warrant liability of $3.7 million, partially offset by a decrease in interest income of $151,000.

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

On November 13, 2024, we entered into a sales agreement, with Guggenheim Securities, LLC pursuant to which, we may offer and sell shares of common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations and in accordance with the terms of the sales agreement, from time to time through or to Guggenheim Securities, LLC acting as sales agent or principal. During the six months ended June 30, 2025, the Company sold 2,009,616 shares of common stock at an average price of $6.07 per share and paid $379,000 in commissions, resulting in net proceeds to the Company of approximately $12.2 million.

Future Funding Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2025, we had a net loss of $5.9 million, and we expect to incur substantial additional losses in future periods. As of June 30, 2025, we had an accumulated deficit of $107.1 million.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2025
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(12,775)	$(17,323)
Investing activities	(26)	(22)
Financing activities	44,880	13,530
Net increase (decrease) in cash and cash equivalents	$32,079	$(3,815)

Cash Flows from Operating Activities

Net cash used in operating activities was $17.3 million for the six months ended June 30, 2025. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Net cash used in operating activities was $12.8 million for the six months ended June 30, 2024. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Cash Flows from Investing Activities

Net cash used in investing activities was $22,000 for the six months ended June 30, 2025 and was due to the purchase of lab equipment.

Net cash used in investing activities was $26,000 for the six months ended June 30, 2024 and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash provided by financing activities was $13.5 million during the six months ended June 30, 2025 due primarily to the at the market public offering agreement we signed on November 13, 2024 .

Net cash provided by financing activities was $44.9 million during the six months ended June 30, 2024 due primarily to the private placement financing agreement we signed on March 13, 2024.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development, stock-based compensation, debt and equity classification and warrant liabilities. There have been no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2025 from those used for the year ended December 31, 2024. The below policies represent our critical accounting policies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. We may periodically be the subject of various pending or threatened legal actions and claims arising out of our operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management, adequate provision has been made in our financial statements at June 30, 2025 with respect to such matters.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 13, 2025, we filed a Certificate of Correction with the Secretary of State of Delaware (“Certificate of Correction”) for our Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Voting Preferred Stock (“Series A Certificate of Designation”) filed with the Secretary of State of Delaware on March 13, 2024. The Certificate of Correction was filed to correct certain scrivener’s errors in the Series A Certificate of Designation with respect to adjustments for stock dividends and stock splits under Section 7(a) of the Series A Certificate of Designation which inadvertently stated that the Conversion Price for each series of Series A Preferred Stock adjusted upon any stock dividends and stock splits if such actions occurred at any time when any shares of Series A Preferred Stock were outstanding whereas there should only be an adjustment to the Conversion Price of a particular series of Series A Preferred Stock for any shares of such series of Series A Preferred Stock outstanding at the time of the stock dividend or stock split. Pursuant to Section 103(f) of the Delaware General Corporation Law, the correction was effective as of March 14, 2024, except as to those persons who are substantially and adversely affected by the correction, and as to those persons the correction was effective as of August 13, 2025.

The foregoing description of the Certificate of Correction is qualified in its entirety by reference to the full text of the Certificate of Correction, which is filed herewith as Exhibit 3.1 and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Correction to Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Voting Preferred Stock filed with the Delaware Secretary of State on August 13, 2025
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because such information is both not material and is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2025.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	August 14, 2025
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	August 14, 2025
John Townsend	(Principal Financial and Accounting Officer)