Form 10-Q
period 2025-09-30
Unicycive Therapeutics, Inc.
filed 2025-11-12
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 21,491,396 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	September 30,
	2024	2025
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,142	$42,695
Prepaid expenses and other current assets	4,806	7,592
Total current assets	30,948	50,287
Right of use asset, net	645	249
Property and equipment, net	75	75
Total assets	$31,668	$50,611

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,058	$957
Accrued liabilities	3,562	2,762
Warrant liability	18,936	9,147
Operating lease liability - current	564	265
Total current liabilities	24,120	13,131
Operating lease liability – long term	117	-
Total liabilities	24,237	13,131
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series A-2 Prime preferred stock, $0.001 par value per share – 21,400 Series A-2 Prime shares authorized at December 31, 2024, and September 30, 2025; 6,150.21 and 2,265 Series A-2 Prime shares issued and outstanding at December 31, 2024, and September 30, 2025, respectively	-	-
Series B-2 preferred stock, $0.001 par value per share – 50,000 Series B-2 shares authorized at December 31, 2024, and September 30, 2025; 3,000 and zero Series B-2 shares issued and outstanding at December 31, 2024, and September 30, 2025, respectively	-	-
Preferred stock, $0.001 par value per share— 10,000,000 shares authorized at December 31, 2024, and September 30, 2025; zero shares issued and outstanding at December 31, 2024, and September 30, 2025	-	-
Common stock, $0.001 par value per share – 400,000,000 shares authorized at December 31, 2024, and September 30, 2025; 11,384,236 and 20,850,363 shares issued and outstanding at December 31, 2024, and September 30, 2025, respectively	11	21
Additional paid-in capital	108,690	150,617
Accumulated deficit	(101,270)	(113,158)
Total stockholders’ equity	7,431	37,480
Total liabilities and stockholders’ equity	$31,668	$50,611

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025

Operating expenses:
Research and development	$3,045	$2,964	$14,726	$6,871
General and administrative	3,206	4,378	8,130	15,422
Total operating expenses	6,251	7,342	22,856	22,293
Loss from operations	(6,251)	(7,342)	(22,856)	(22,293)
Other income (expenses):
Interest income	416	279	947	661
Interest expense	(15)	(15)	(51)	(44)
Change in fair value of warrant liability	1,754	1,067	6,756	9,789
Total other income (expenses)	2,155	1,331	7,652	10,406
Net loss	(4,096)	(6,011)	(15,204)	(11,887)
Dividend to Series B-1 preferred stockholders	-	-	(1,095)	-
Net loss attributable to common stockholders	$(4,096)	$(6,011)	$(16,299)	$(11,887)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.33)	$(3.01)	$(0.85)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	8,894,321	18,065,389	5,407,370	14,038,696

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Series B-1				Series A-2		Series A-2 Prime		Series B-2		Additional
	Preferred Stock		Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	-	$-	3,475,605	$4	43,649	$-	-	$-	-	-	$60,728	$(64,541)	$(3,809)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(20,963)	(20,963)
Issuance of Series B-1 preferred stock, net of issuance costs	50,000	46,187	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series B-1 preferred stock	-		-	-	-	-	-	-	-	-	(208)	-	(208)
Exchange of Series A-2 preferred stock for Series A-2 Prime preferred stock	-	-	-	-	(43,649)	-	21,388.01	-	-	-	-	-	-
Conversion of Series A-2 Prime preferred stock into common stock	-	-	285,000	-	-	-	(1,396.50)	-	-	-	-	-	-
Issuance of common stock for exercise of options	-	-	58	-	-	-	-	-	-	-	2	-	2
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	522	-	522
Balance at March 31, 2024	50,000	$46,187	3,760,663	$4	-	$-	19,991.51	$-	-	-	$61,044	$(85,504)	$(24,456)
Net income	-	-	-	-	-	-	-	-	-	-	-	9,855	9,855
Dividends Paid on Series B-1 preferred stock	-	-	-	-	-	-	-	-	-	-	(887)	-	(887)
Conversion of Series A-2 Prime preferred stock into common stock	-	-	595,600	1	-	-	(2,918.44)	-	-	-	(1)	-	-
Issuance of common stock for exercise of options	-	-	1,058	-	-	-	-	-	-	-	1	-	1
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	641	-	641
Balance at June 30, 2024	50,000	$46,187	4,357,321	$5	-	$-	17,073.07	$-	-	-	$60,798	$(75,649)	$(14,846)
Net income	-	-	-	-	-	-	-	-	-	-	-	(4,096)	(4,096)
Conversion of Series A-2 Prime preferred stock into common stock	-	-	1,216,700	1	-	-	(5,961.83)	-	-	-	(1)	-	-
Issuance of Series B-2 preferred stock and common stock upon conversion of Series B-1 preferred stock	(50,000)	(46,187)	4,211,800	5	-	-	-	-	7,882	-	46,182	-	46,187
Issuance of common stock for exercise of options	-	-	19	-	-	-	-	-			-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-			605	-	605
Balance at September 30, 2024	-	$-	9,785,840	$11	-	$-	11,111.24	$-	7,882	-	$107,584	$(79,745)	$(27,850)

			Series A-2 Prime		Series B-2		Series A-3		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	11,384,236	$11	6,150.21	$-	3,000	$-	-	-	$108,690	$(101,270)	$7,431
Net income	-	-	-	-	-	-	-	-	-	570	570
Conversion of Series A-2 Prime preferred stock into common stock	140,000	-	(686)	-	-	-	-	-	-	-	-
Issuance of common stock for cash, net of issuance costs	450,738	1	-	-	-	-	-	-	2,706	-	2,707
Stock-based compensation expense	-	-	-	-	-	-	-	-	563	-	563
Balance at March 31, 2025	11,974,974	$12	5,464.21	$-	3,000	$-	-	$-	$111,959	$(100,700)	$11,271
Net loss	-	-	-	-	-	-	-	-	-	(6,447)	(6,447)
Issuance of Series A-3 preferred stock upon exercise of warrants	-	-	-	-	-	-	1,495.80	-	1,496	-	1,496
Conversion of Series B-2 preferred stock into common stock	300,000	-	-	-	(3,000)	-	-	-	-	-	-
Conversion of Series A-3 preferred stock into common stock	277,000	-	-	-	-	-	(1,495.80)	-	-	-	-
Issuance of common stock for vested restricted stock units	1,000	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash, net of issuance costs	1,558,878	2	-	-	-	-	-	-	9,536	-	9,538
Stock-based compensation expense	-	-	-	-	-	-	-	-	571	-	571
Balance at June 30, 2025	14,111,852	$14	5,464.21	$-	-	$-	-	$-	$123,562	$(107,147)	$16,429
Net loss	-	-	-	-	-	-	-	-	-	(6,011)	(6,011)
Conversion of Series A-2 Prime preferred stock into common stock	652,900	1	(3,199.21)	-	-	-	-	-	-	-	1
Issuance of common stock for vested restricted stock units	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash, net of issuance costs	6,037,120	6	-	-	-	-	-	-	26,326	-	26,332
Reverse split share adjustment	48,491	-	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	729	-	729
Balance at September 30, 2025	20,850,363	$21	2,265	$-	-	$-	-	$-	$150,617	$(113,158)	$37,480

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2025
Cash flows from operating activities
Net loss	$(15,204)	$(11,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15	24
Stock-based compensation expense	1,768	1,864
Change in fair value of warrant liability	(6,756)	(9,789)
Amortization of operating lease right of use asset	279	397
Changes in assets and liabilities:
Prepaid expense and other current assets	(1,677)	(2,786)
Accounts payable and accrued liabilities	(181)	(691)
Operating lease liability	(271)	(417)
Net cash used in operating activities	(22,027)	(23,285)
Cash flows from investing activities
Purchases of property and equipment	(50)	(24)
Net cash used in investing activities	(50)	(24)
Cash flows from financing activities
Proceeds from secondary public offering	-	39,771
Commissions paid on secondary public offering	-	(1,193)
Payments on financed insurance policies	(369)	(212)
Issuance costs related to issuance of Series B-1 preferred stock	(3,813)	-
Proceeds from issuance of Series B-1 preferred stock	50,000	-
Proceeds from exercise of warrants	-	1,496
Dividends on preferred stock	(1,095)	-
Net cash provided by financing activities	44,723	39,862
Net increase in cash and cash equivalents	22,646	16,553
Cash and cash equivalents at the beginning of the period	9,701	26,142
Cash and cash equivalents at the end of the period	$32,347	$42,695
Supplemental cash flow information
Issuance of Series B-2 preferred stock and common stock upon conversion of Series B-1 preferred stock	$46,187	$-
Deferred insurance charges included in prepaid expenses and other current assets	$397	$489
Deferred preclinical and other charges included in prepaid expenses and other current assets	$19	$-
Cash paid for interest	$51	$9

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Notes to the Financial Statements (Unaudited)

1. Organization and Description of Business

Overview

Unicycive Therapeutics, Inc. (“we”, “the Company”) was incorporated in the State of Delaware on August 18, 2016.

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

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company increases its research and development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2024 and September 30, 2025, the Company had an accumulated deficit of $101.3 million and $113.2 million, respectively.

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

During the nine months ended September 30, 2025, the Company sold 8,046,736 shares of common stock pursuant to a sales agreement, with Guggenheim Securities, LLC, at an average price of $4.94 per share and paid $1.2 million in commissions, resulting in net proceeds to the Company of approximately $38.6 million.

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

The accompanying unaudited financial statements of the Company as of September 30, 2025 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the “GAAP”. The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on March 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the periods presented. Management believes that these estimates and assumptions are reasonable; however, actual results may differ and could have a material effect on future results of operations and financial position. Significant items subject to such estimates and assumptions include stock-based compensation, research contract progress estimates, incremental borrowing rate for leases, useful life for assets, debt and equity transactions, and the valuation of warrant liabilities. Actual results may materially differ from those estimates.

Warrant Liability

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 8), the Company established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued (and have since been issued – see Note 10), subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock which was received on June 26, 2023. The Company accounts for these warrants as liabilities (in accordance with ASC 480, Distinguishing Liabilities from Equity) on the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liability was initially measured at fair value and is remeasured at fair value each reporting period. Changes in the fair value of the warrant liability are recognized in earnings during each period. The warrant liability is measured using Level 3 fair value inputs. See Note 10 for a description of warrant liability and the related valuations.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. During the nine months ended September 30, 2024 and 2025, management determined there were no impairments of the Company’s property and equipment.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company records the right-of-use asset at the amount of the lease liability plus any prepaid rent, and initial direct costs, less any lease incentives and accrued rent. Lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The right-of-use assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount may not be recoverable. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

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

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of September 30, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$9,147	$9,147
Total liabilities at fair value	$-	$-	$9,147	$9,147

The following table summarizes the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$18,936	$18,936
Total liabilities at fair value	$-	$-	$18,936	$18,936

The following table summarizes the changes in fair value of the warrant liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs (in thousands):

Nine months ended September 30, 2024

Fair value at January 1, 2024	$13,134
Change in fair value of warrants	11,807
Fair value at March 31, 2024	24,941
Change in fair value of warrants	(16,810)
Fair value at June 30, 2024	8,131
Change in fair value of warrants	(1,754)
Fair value at September 30, 2024	$6,377

Nine months ended September 30, 2025
Fair value at January 1, 2025	$18,936
Change in fair value of warrants	(8,348)
Fair value at March 31, 2025	10,588
Change in fair value of warrants	(374)
Fair value at June 30, 2025	10,214
Change in fair value of warrants	(1,067)
Fair value at September 30, 2025	$9,147

The expense relating to the change in fair value of the warrant liability of $6.8 million and $9.8 million for the nine months ended September 30, 2024 and September 30, 2025 respectively is included in other income (expenses) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2024, and September 30, 2025, the recorded values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of the instruments. Cash and cash equivalents, accounts payable, and accrued liabilities are Level 1 financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The cash and cash equivalents the Company uses to satisfy working capital and operating expense needs are held in accounts at various financial institutions. Cash balances may at times exceed federally insured limits. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. No such losses have been incurred through September 30, 2025.

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

Stock-Based Compensation

The Company accounts for stock-based compensation for all share-based payments made to employees and non-employees by estimating the fair value on the date of grant and recognizing compensation expense over the requisite service period on a straight-line basis. The Company recognizes forfeitures related to stock-based compensation as they occur. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected common stock volatility, expected dividend yield, expected term, risk-free interest rate, and the public market closing price of the Company’s underlying common stock on the date of grant.

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

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into law. This legislation introduces a number of new changes to the Internal Revenue Code. As the Company does not currently generate taxable income, we do not expect the legislation to have a material impact on our tax position. The Company will continue to maintain a full valuation allowance against its net deferred tax assets.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize Oxylanthanum Carbonate and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 31,366 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the Oxylanthanum Carbonate Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 43,838 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for Oxylanthanum Carbonate is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for Oxylanthanum Carbonate is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Spectrum Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Spectrum Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million resulting from a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. In February 2023, the Company received an upfront payment of approximately $0.7 million resulting from a sublicense development agreement with Lotus International Pte Ltd. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the nine months ended September 30, 2025.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study is approximately $3.7 million, and subsequent revisions reduced the overall budget to $2.9 million. Related payments totaling approximately $2.9 million have been paid to Quotient as of September 30, 2025, approximately $2.9 million of related expense has been recorded, and there is no prepaid balance in the accompanying balance sheets as of December 31, 2024 and September 30, 2025, respectively.

On April 10, 2023, the Company entered into an agreement with Inotiv that provides preclinical trial and related services, for the purpose of performing research in support of UNI-494. The budget for these services is approximately $2.9 million. Approximately $2.9 million has been paid to Inotiv as of September 30, 2025 and there is no prepaid balance in the accompanying balance sheets as of December 31, 2024 and September 30, 2025, respectively.

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

On June 29, 2023 and October 26, 2023, the Company entered into services agreements with Shilpa related to NDA filing support for Oxylanthanum Carbonate. The agreements provide for total payments of up to $4.5 million, and the Company has made $4.5 million in payments pursuant to the agreements as of September 30, 2025.

4. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2024 and September 30, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2024	2025

Prepaid directors’ and officers’ liability insurance premiums	$263	$489
Prepaid drug manufacturing supply costs	3,572	6,222
Other	971	881
Total	$4,806	$7,592

Property and equipment as of December 31, 2024 and September 30, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2024	2025

Leasehold improvements	$49	$65
Lab equipment	26	26
Furniture and fixtures	39	47
Subtotal	114	138
Less accumulated depreciation	(39)	(63)
Net	$75	$75

Accounts payable as of December 31, 2024 and September 30, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2024	2025

Trade accounts payable	$966	$717
Credit card liability	92	240
Total	$1,058	$957

Accrued liabilities as of December 31, 2024 and September 30, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2024	2025

Accrued labor costs	$1,910	$1,626
Accrued drug development costs	1,258	730
Other	394	406
Total	$3,562	$2,762

5. Operating Lease

The Company leases office space under an operating lease. In December 2021, the Company entered into a lease agreement for 2,367 square feet of office space commencing December 1, 2021. The initial lease term was for two years, and there was an option to extend the lease for an additional year. On March 3, 2023, the Company expanded its leased space through a lease amendment by an additional 2,456 square feet commencing March 15, 2023. The term of the amended lease is for three years with an option to extend the lease for three additional years. On June 28, 2024, the Company further expanded its leased space through a lease amendment by an additional 2,581 square feet commencing July 15, 2024. The term of the amended lease unifies with the current expiration of the lease which is March 31, 2026.

The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842, Leases. The Company classified the lease as an operating lease and, on July 15, 2024, determined that the present value of the lease was approximately $1.0 million using an estimated incremental borrowing rate of 10%. During the nine months ended September 30, 2024 and September 30, 2025, the Company reflected amortization of right-of-use asset of approximately $0.3 million and $0.4 million, respectively, resulting in a right-of-use asset balance of approximately $0.2 million at September 30, 2025.

During the nine months ended September 30, 2024 and September 30, 2025, the Company made cash payments on the lease of $0.3 million and $0.5 million, respectively towards the lease liabilities. As of September 30, 2025, the total lease liability was approximately $0.3 million.

As of September 30, 2025, maturities of the Company’s lease liabilities are as follows (in thousands, unaudited):

Operating Lease

Year ending December 31, 2025	$154
Year ending December 31, 2026	118
Total lease payments	272
Less imputed interest rate / present value discount	(7)
Present value of lease liability	265
Less current portion	(265)
Long term portion	$-

6. Commitments and Contingencies

Contingencies

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s financial statements. On August 15, 2025, a putative shareholder class action complaint captioned Elkhodari v. Unicycive Therapeutics, Inc., et al., Case No. 3:25-cv-06923-JD (the “Securities Class Action”), was filed in the U.S. District Court for the Northern District of California, naming the Company and certain current officers and/or directors of the Company as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to the prospects of a New Drug Application (“NDA”) for oxylanthanum carbonate (“OLC”) for the treatment of hyperphosphatemia in CKD patients on dialysis (the “OLC NDA”) in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between March 29, 2024, and June 27, 2025, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. A hearing on the motion for Lead Plaintiff is currently set for November 20, 2025. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the Securities Class Action.

On October 30 and November 7, 2025, two shareholder derivative actions captioned Jackson v. Gupta, et al., Case No. 3:25-cv-09338-SK (the “Jackson Action”), and Henry v. Gupta, et al., Case No. 3:25-cv-09625-PHK (the “Henry Action” and collectively with the Jackson Action, the “Derivative Actions”), respectively, were filed in the U.S. District Court for the Northern District of California against certain members of the Company’s board of directors and officers. The plaintiffs purport to bring these actions derivatively on behalf of the Company, and the Company is a nominal defendant in the action. The derivative complaints allege, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions regarding the prospects of the Company’s OLC NDA. The derivative complaints assert claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, as well as claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative complaints seek unspecified damages on behalf of the Company, corporate governance reforms, disgorgement and restitution, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the Derivative Actions.

It is possible that additional lawsuits will be filed or allegations will be made by stockholders with respect to these same or other matters also naming the Company and/or our officers and directors as defendants. The Company intends to vigorously defend against the claims brought by the plaintiffs in each of these matters.

Such lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. The Company could be forced to expend significant resources and may incur substantial legal fees and costs in defending against the pending lawsuits and any other related lawsuits, and we may not prevail. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive, and may detract from the ability to fully focus internal resources on business activities. Additionally, the Company may not be successful in having any such lawsuits dismissed or settled within the limits of insurance coverage. Given the early stage of these lawsuits and the inherent uncertainty of litigation, the Company cannot predict how long it may take to resolve the pending lawsuits or the potential outcome or possible amount of any damages. As such, we currently are unable to reasonably estimate the possible losses or a range of possible losses that may result from these matters, if any. Expenses associated with the pending lawsuits and any potential related lawsuits could be material to the consolidated financial statements if we do not prevail in the defense of such lawsuits, or even if we do prevail.

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $104,000 and $134,000 for the nine months ended September 30, 2024 and September 30, 2025, respectively.

7. Stockholders’ Equity Deficit

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

Issuance of Common Stock and Warrants from Initial Public Offering

During July 2021, as a result of its initial public offering, the Company issued 500,000 shares of common stock and 400,000 warrants to investors in exchange for cash at $50.00 per unit, consisting of $49.90 per share of common stock and $.0.1 per four fifths of a warrant. The warrants have a 5-year term and an exercise price of $60.00 per warrant. The underwriters exercised their option to purchase an additional 60,000 warrants, and the Company received $7,500 in proceeds.

As a result of the initial public offering, the Company’s outstanding convertible notes and unpaid accrued interest were converted into 73,691 shares of common stock. Additionally, in accordance with the original terms of the warrant agreements convertible noteholders were granted a total of 18,419 common stock warrants with a 5-year term and with an exercise price of $60.00 per warrant.

The warrants from the initial public offering are equity classified. The following table summarizes activity for the Company’s IPO warrants for the nine months ended September 30, 2025:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	478,419	60.00	1.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, September 30, 2025	478,419	60.00	0.79	-

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

On June 11, 2025, the Company issued 300,000 shares of common stock upon conversion of 3,000 shares of the Company’s Series B-2 Preferred Stock.

On August 26, 2025, the Company issued 652,900 shares of common stock upon conversion of 3,199.21 shares of the Company’s Series A-2 Prime Preferred Stock.

Voting Rights of Common Stock

Each holder of shares of common stock shall be entitled to one vote for each share thereof held.

8. Issuance of Series A-1 Preferred Stock

On March 3, 2023, the Company issued and sold, in a private placement, 30,190 shares of Series A-1 Preferred Stock for an aggregate net proceeds of $28.0 million (the “Preferred Stock Offering”), net of placement agent fees and offering expenses of $2.2 million. The Company has used the net proceeds from the Preferred Stock Offering to support the Company’s “New Drug Application” (NDA) submission for approval of Oxylanthanum Carbonate for the treatment of hyperphosphatemia and, if approved, for the commercial launch of Oxylanthanum Carbonate in the U.S.

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

On June 26, 2023, the Company held its annual shareholder meeting and, as a result, shareholder approval for the conversion of the Series A-1 Preferred Stock was obtained. On July 11, 2023, pursuant to the Series A Certificate of Designation, the Company issued 1,951,621 shares of common stock and 43,649 shares of Series A-2 Preferred Stock in partial settlement of the auto-conversion of the Series A-1 preferred shares. As of December 31, 2023, there were zero shares of Series A-1 preferred stock issued and outstanding and there were 43,649 shares of Series A-2 Preferred Stock issued and outstanding.

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

Conversion: Subject to the limitations set forth in the Series B Certificate of Designation, at the option of the holder thereof, each share of Series B-2 Preferred Stock, is convertible into the number of shares of common stock equal to the quotient of (A) the stated value ($1,000), divided by (B) the conversion price of $10.00. As of September 30, 2025, all shares of Series B-2 Preferred Stock have been converted into common stock.

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

The MCS valuation model was used for the valuation performed as of the transaction inception on March 3, 2023, and on March 31, 2023, due to uncertainty in the timing of shareholder approval and the potential variability in the Warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the Warrants became fixed. Therefore, as of December 31, 2024 and September 30, 2025, the fair value of the Warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, and (vi) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the liability associated with the three tranches of Warrants at December 31, 2024 and September 30, 2025.

Tranche A Warrant	At December 31, 2024	At September 30, 2025
Fair value of underlying stock	$7.90	$4.36
Exercise price	$5.39	$5.39
Volatility	105.4% – 111.3%	109.8% – 124.4%
Risk free rate	4.2%	3.7% – 3.8%
Dividend yield	0%	0%
Term (in years)	0.5 – 1.5	0.5 – 1.3
Discount for lack of marketability	7.5%	7.5%
Probability for receipt of FDA approval for Oxylanthanum Carbonate	38.48% - 39.29%	38.88% - 40.10%

Tranche B Warrant	At December 31, 2024	At September 30, 2025
Fair value of underlying stock	$7.90	$4.36
Exercise price	$5.93	$5.93
Volatility	105.4% - 125.2%	105.9% - 110.5%
Risk free rate	4.2%	3.7%
Dividend yield	0%	0%
Term (in years)	1.0 - 2.0	1.0 - 1.7
Discount for lack of marketability	7.5%	7.5%
Probability for receipt of Transitional Drug Add-On Payment Adjustment approval for Oxylanthanum Carbonate	30%	40.0%

Tranche C Warrant	At December 31, 2024	At September 30, 2025
Fair value of underlying stock	$7.90	$4.36
Exercise price	$7.41	$7.41
Volatility	105.4% - 125.2%	108.1% - 111.7%
Risk free rate	4.2%	3.6% - 3.7%
Dividend yield	0%	0%
Term (in years)	1.5 – 2.5	1.5 – 2.3
Discount for lack of marketability	7.5%	7.5%
Probability for public disclosure of financial results for four (4) quarters of commercial sales for Oxylanthanum Carbonate following receipt of Transitional Drug Add-On Payment Adjustment approval	0.01% - 27.46%	1.56% - 42.19%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of December 31, 2024 and September 30, 2025, the Company estimated the fair value of the Warrants to be $18.9 million and $9.1 million, respectively.

The following table summarizes activity, on an as-converted to common shares basis, for the Company’s preferred stock warrants for the nine months ended September 30, 2025:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	16,095,817	$6.40	2.12	$-
Warrants contingently issuable	-	-	-	-
Warrants exercised	(277,000)	-	-	-
Outstanding, September 30, 2025	15,818,817	$6.42	1.37	$-

11. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 130,233 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, and accordingly, at December 31, 2023, approximately 1,277,600 shares were reserved for issuance. On June 20, 2024, shareholders approved a further increase of 800,000 shares, to the number of shares reserved, for a total of 2,077,600 shares. On January 1, 2025, , pursuant to an evergreen increase provision in the 2021 Plan, the amount of shares reserved under the Plan increased by 1,235,316 shares, to the number of shares reserved, for a total of 3,312,916 shares. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2024, approximately 743,333 shares of common stock were available under the 2021 Plan. As of September 30, 2025, there are approximately 1,310,150 shares of common stock available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the nine months ended September 30, 2025:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	1,367,114	$10.01	8.59	$705
Options granted	669,500	$4.81	9.81	$-
Options forfeited	(3,500)	$5.70	-	$-
Options exercised	-	$-	-	$-
Outstanding, September 30, 2025	2,033,114	$8.31	8.48	$7,509

Options vested and exercisable as of September 30, 2025	816,875	$11.04	7.35	$2,705

The grant date fair value of options granted during the nine months ended September 30, 2025, was approximately $2.8 million.

As of September 30, 2025, the unrecognized compensation cost related to outstanding stock options was $6.4 million, which is expected to be recognized as expense over approximately 4.0 years.

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

During July 2025, the Company granted a consultant 2,500 restricted stock units with a grant date fair value of $11,775, resulting in a fair value per share of $4.71. The restricted stock units will vest in July 2027.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three and nine months ended September 30, 2024 and 2025 (in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2024	2025	2024	2025

Research and development	$275	$326	$785	$849
General and administrative	330	403	983	1,014
Total stock-based compensation	$605	$729	$1,768	$1,863

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

Expected Dividend – Through September 30, 2025, the Company has never declared nor paid any cash dividends on common stock. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of Oxylanthanum Carbonate by the FDA if obtained, and the commencement of commercial sales.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the three months ended September 30, 2024 and September 30, 2025:

Nine months ended
September 30,
	2024	2025

Expected volatility	104%-106%	107.44% - 116.14%
Risk-free interest rate	3.77% - 4.65%	3.75% - 4.38%
Dividend yield	-%	-%
Expected term	6.25 years	6.25 years

12. Net Income (Loss) Per Share

The Company computes net income (loss) per share using the two-class method. The two-class method uses an earnings allocation formula that determines net income (loss) per share for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock units; (ii) common stock to be issued upon the assumed exercise of the Company’s common stock warrants; (iii) convertible preferred stock; and (iv) prior to issuance, the issuable warrants related to the Company’s March 2023 private placement financing.

The following table sets forth the computation of basic and diluted net loss per share of common and preferred stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Basic net loss per share
Numerator:
Net loss	$(4,096)	$(6,011)	$(15,204)	$(11,887)
Cash Dividends to Series B holders	-	-	(1,095)	-
Net loss attributable to common shares, basic and diluted	(4,096)	(6,011)	(16,299)	(11,887)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	8,894,321	18,065,389	5,407,370	14,038,696
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.33)	$(3.01)	$(0.85)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

Options to purchase common stock	1,367,114	2,033,114	1,367,114	2,033,114
Warrants to purchase common stock	478,419	478,419	478,419	478,419
Restricted stock units	2,177	3,677	2,177	3,677
Common stock issuable upon conversion of Series B-2 convertible preferred stock	788,200	-	788,200	-
Common stock issuable upon conversion of Series A-2 Prime convertible preferred stock	2,267,600	462,245	2,267,600	462,245
Warrants to purchase convertible preferred stock	16,095,817	15,818,817	16,095,817	15,818,817
Total	20,999,327	18,796,272	20,999,327	18,796,272

13. Subsequent Events

Subsequent to September 30, 2025, pursuant to a sales agreement dated November 13, 2024 with Guggenheim Securities, LLC, Unicycive Therapeutics, Inc. (the “Company”) sold 641,033 shares of common stock at an average price of $4.78 per share, resulting in net proceeds to the Company of approximately $3.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three-month period ended September 30, 2025 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $15.2 million and $11.9 million for the nine months ended September 30, 2024 and September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $113.2 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Recent Developments

During the nine months ended September 30, 2025, the Company sold 8,046,736 shares of common stock pursuant to a sales agreement, with Guggenheim Securities, LLC, at an average price of $4.94 per share and paid $1.2 million in commissions, resulting in net proceeds to the Company of approximately $38.6 million.

On October 28, 2025,we announced an update from its meeting with the U.S. Food and Drug Administration (FDA) and timing of the resubmission of its New Drug Application (NDA) for Oxylanthanum Carbonate (OLC) following receipt of a Complete Response Letter (CRL) on June 30, 2025. The Type A FDA meeting was held to discuss the resolution of the single deficiency identified in the CRL related to the compliance status of a third-party manufacturing vendor. No other concerns have been identified to us, including pre-clinical, clinical, or safety data submitted as part of the NDA. Following receipt of the official meeting minutes from the Type A meeting and engaging in discussions with its third-party manufacturing vendor, we plan to resubmit the NDA for OLC by year-end

Components of Results of Operations

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			%
	2024	2025	Change	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	3,045	2,964	(81)	(3)%
General and administrative	3,206	4,378	1,172	37%
Total operating expenses	6,251	7,342	1,091	17%
Loss from operations	(6,251)	(7,342)	(1,091)	17%
Other income (expenses):
Interest income	416	279	(137)	(33)%
Interest expense	(15)	(15)	-	0%
Change in fair value of warrant liability	1,754	1,067	(687)	(39)%
Total other income (expenses)	2,155	1,331	(824)	(38)%

Net income (loss)	$(4,096)	$(6,011)	(1,915)	47%

Research and Development Expenses

Research and development expenses decreased by approximately $81,000, or 3%, from approximately $3.1 million for the three months ended September 30, 2024, to approximately $3.0 million for the three months ended September 30, 2025. The decrease in research and development expenses was primarily due to a $235,000 decrease in professional services and drug development costs, partially offset by increases in labor, travel, and other costs of $154,000.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 37%, from approximately $3.2 million for the three months ended September 30, 2024, to approximately $4.4 million for the three months ended September 30, 2025. The increase in general and administrative expenses was primarily due to an increase of $0.5 million in consulting and other professional services expenses as well as an increase of $0.6 million in labor and other costs.

Other Income (Expenses)

Other income (expenses) decreased $0.8 million, or 38%, from $2.2 million in the three months ended September 30, 2024 to $1.3 million for the three months ended September 30, 2025. The decrease was primarily due to the change in fair value of our warrant liability of $0.7 million.

Comparison of the Nine months ended September 30, 2024 and 2025

	Nine months ended September 30,			%
	2024	2025	Change	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	14,726	6,871	(7,855)	(53)%
General and administrative	8,130	15,422	7,292	90%
Total operating expenses	22,856	22,293	(563)	(2)%
Loss from operations	(22,856)	(22,293)	563	(2)%
Other income (expenses):
Interest income	947	661	(286)	(30)%
Interest expense	(51)	(44)	7	(14)%
Change in fair value of warrant liability	6,756	9,789	3,033	45%
Total other income (expenses)	7,652	10,406	2,754	36%

Net loss	$(15,204)	$(11,887)	3,317	(22)%

Research and Development Expenses

Research and development expenses decreased by approximately $7.9 million, or 53%, from approximately $14.7 million for the nine months ended September 30, 2024 to approximately $6.9 million for the nine months ended September 30, 2025. The decrease in research and development expenses was primarily due to an $8.2 million decrease in drug development costs, partially offset by an increase in labor costs of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased by $7.3 million, or 90%, from approximately $8.1 million for the nine months ended September 30, 2024 to approximately $15.4 million for the nine months ended September 30, 2025 primarily due to an increase of $5.4 million in consulting and professional services expenses as well as an increase of $1.9 million in labor and other costs.

Other Income (Expenses)

Other income (expenses) increased by $2.8 million, or 36%, from $7.7 million expense in the nine months ended September 30, 2024 to $10.4 million income for the nine months ended September 30. The increase was primarily due to the change in fair value of our warrant liability.

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

On November 13, 2024, we entered into a sales agreement, with Guggenheim Securities, LLC pursuant to which, we may offer and sell shares of common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations and in accordance with the terms of the sales agreement, from time to time through or to Guggenheim Securities, LLC acting as sales agent or principal. During the nine months ended September 30, 2025, the Company sold 8,046,736 shares of common stock pursuant to a sales agreement, with Guggenheim Securities, LLC, at an average price of $4.94 per share and paid $1.2 million in commissions, resulting in net proceeds to the Company of approximately $38.6 million.

Future Funding Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2025, we had a net loss of $11.9 million, and we expect to incur substantial additional losses in future periods. As of September 30, 2025, we had an accumulated deficit of $113.2 million.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine months ended September 30,
	2024	2025
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(22,027)	$(23,285)
Investing activities	(50)	(24)
Financing activities	44,723	39,862
Net increase in cash and cash equivalents	$22,646	$16,553

Cash Flows from Operating Activities

Net cash used in operating activities was $23.3 million for the nine months ended September 30, 2025. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Net cash used in operating activities was $22.0 million for the nine months ended September 30, 2024. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Cash Flows from Investing Activities

Net cash used in investing activities was $24,000 for the nine months ended September 30, 2025 and was due to the purchase of lab equipment.

Net cash used in investing activities was $50,000 for the nine months ended September 30, 2024 and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.9 million during the nine months ended September 30, 2025, due primarily to the at the market public offering agreement we signed on November 13, 2024.

Net cash provided by financing activities was $44.7 million during the nine months ended September 30, 2024 due primarily to the private placement financing agreement we signed on March 13, 2024.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to revenue, research and development, stock-based compensation, debt and equity classification and warrant liabilities. There have been no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 from those used for the year ended December 31, 2024. The below policies represent our critical accounting policies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 on Commitments and Contingencies in Notes to the Financial Statements (Unaudited) for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During our quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

None

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 2025.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman	November 12, 2025
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	November 12, 2025
John Townsend	(Principal Financial and Accounting Officer)