Form 10-K
period 2025-12-31
Unicycive Therapeutics, Inc.
filed 2026-03-30
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-40582

UNICYCIVE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-3638692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1975 W. El Camino Real, Suite 204 Mountain View, CA	94040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 351-4495

4300 El Camino Real, Suite 210

Los Altos, CA 94022

(Former name or former address, if changed since last report)

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025 was $64,310,247 based upon the closing price of the registrant’s common stock of $4.77 on The Nasdaq Capital Market as of that date.

The number of shares of common stock outstanding as of March 30, 2026 was 25,237,782.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the 2026 Proxy Statement is not deemed to be filed as part hereof.

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

Risks Relating to Our Financial Position and Capital Needs

●	We have generated no product revenue to date and our future profitability is uncertain.

●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our product candidates on unfavorable terms to us.

●	You may experience dilution, subordination of stockholder rights, preferences, and privileges, and decrease in market price of our common stock as a result of our private placement in March 2023.

Risks Related to our Business

●	The marketing approval process of the FDA is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our current product candidates and future product candidates we intend to develop, our business will be substantially harmed.

●	We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.

●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be impaired.

●	Even if our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

●	Even if we are able to commercialize our product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

●	Our reliance on third parties heightens the risks faced by our business.

●	We have no experience manufacturing product candidates on a clinical or commercial scale and will be dependent on third parties for the manufacture of our product candidates. If we experience problems with any of these third parties, they could delay clinical development or marketing approval of our product candidates or our ability to sell any approved products.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	Security threats to our information technology infrastructure and/or our physical buildings could expose us to liability and damage our reputation and business.

Risks Relating to our Intellectual Property

●	We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed alleged trade secrets.

●	Our intellectual property may not be sufficient to protect our product candidates from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.

General Risk Factors

●	Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

●	Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares, except we have agreed to pay cash dividends in the event oxylanthanum carbonate is approved by the FDA and commercial sales is commenced

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

We are seeking the U.S. Food and Drug Administration (FDA) approval of OLC via the 505(b)(2) regulatory pathway. In September 2024, we submitted a New Drug Application (NDA) for OLC to the FDA. In November 2024 we announced the FDA had accepted its NDA and set a Prescription Drug User Fee Act (PDUFA) target action date of June 28, 2025. In June 2025, the FDA issued us a Complete Response Letter (CRL) notifying us that a third-party manufacturing vendor of its main contract development and manufacturing organization (CDMO) was cited for deficiencies following a cGMP inspection. No other concerns have been identified to us, including pre-clinical, clinical, or safety data submitted as part of the NDA. In October 2025, we held a Type A meeting with the FDA to discuss the resolution of the single deficiency identified in the CRL related to the compliance status of a third-party manufacturing vendor. Following receipt of the official meeting minutes from the Type A meeting and engaging in discussions with its third-party manufacturing vendor, we resubmitted its NDA to the FDA in December 2025. In January 2026, the FDA accepted the resubmission of the NDA for OLC, deeming the resubmission to be a Class II complete response which has a six-month review period from the date of resubmission, and set a PDUFA) target action date of June 29, 2026.

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

Figure 11: Summary of Mean Change in Urinary Phosphorus Excretion (mg/day)

Regulatory Guidance

We are seeking approval for oxylanthanum carbonate from the U.S. Food and Drug Administration (FDA) through the 505(b)(2) regulatory pathway. The 505(b)(2) pathway allows for full approval of a drug using data from an approved drug with the same active moiety. The approved drug is called the Reference Listed Drug (RLD). The RLD for the oxylanthanum carbonate submission is Fosrenol (lanthanum carbonate). The FDA recommended conducting a BE study in healthy volunteers and a 6-month toxicity study in mice with both oxylanthanum carbonate and Fosrenol to be able to rely on the efficacy and safety of Fosrenol. We completed both studies and submitted the data for the FDA’s review during the pre-NDA (New Drug Application) meeting request. After reviewing the data, the Agency recommended that we conduct a tolerability study of oxylanthanum carbonate in chronic kidney disease patients on dialysis before filing the NDA. We gained alignment with the FDA on the study design, sample size, and endpoints of the proposed pivotal clinical study during a Type-C meeting in September 2023. This study was initiated in December 2023 and reported positive results in June 2024. We announced the OLC NDA submission in September 2024 and received a PDUFA date of June 28, 2025. In June 2025 the FDA issued us a Complete Response Letter (CRL) notifying us that a third-party manufacturing vendor of its main contract development and manufacturing organization (CDMO) was cited for deficiencies following a cGMP inspection. No other concerns have been identified to the Company, including pre-clinical, clinical, or safety data submitted as part of the NDA. In October 2025 we held a Type A meeting with the FDA to discuss the resolution of the single deficiency identified in the CRL related to the compliance status of a third-party manufacturing vendor. Following receipt of the official meeting minutes from the Type A meeting and engaging in discussions with its third-party manufacturing vendor, we resubmitted its NDA to the FDA in December 2025. In January 2026, the FDA accepted the resubmission of the NDA for OLC, deeming the resubmission to be a Class II complete response which has a six-month review period from the date of resubmission, and set a PDUFA) target action date of June 29, 2026.

U.S. Commercial Opportunity for Oxylanthanum Carbonate

Overview

Unicycive Therapeutics is a biopharmaceutical company dedicated to developing and commercializing innovative therapies for patients with kidney disease. Our lead product candidate, oxylanthanum carbonate (OLC), is a next-generation, orally administered, non-calcium-based phosphate binder being developed for the treatment of hyperphosphatemia in patients with chronic kidney disease (CKD) on dialysis.

We are transitioning from a clinical-stage organization to a commercial-stage company in anticipation of the potential U.S. approval and launch of OLC. Our strategy is to establish OLC as a differentiated therapy within the hyperphosphatemia treatment paradigm while building a focused nephrology franchise supported by disciplined commercial execution and capital-efficient infrastructure.

Our commercial organization is led by executives with significant expertise in nephrology and dialysis markets. Members of our leadership team have extensive experience launching and managing renal franchises, including navigating the Medicare End-Stage Renal Disease (ESRD) Prospective Payment System (PPS), contracting with dialysis organizations, and executing within highly concentrated provider environments.

Our objective is to combine a differentiated clinical profile, a concentrated go-to-market model, and a strategically aligned reimbursement approach to support meaningful adoption of OLC.

Commercial Strategy: Oxylanthanum Carbonate (OLC)

U.S. Market Opportunity and Unmet Need

Hyperphosphatemia is a near-universal complication among the approximately 550,000 dialysis patients in the United States. Elevated serum phosphorus levels are associated with secondary hyperparathyroidism, renal bone disease, vascular calcification, and increased cardiovascular morbidity and mortality. Effective phosphate management is therefore a foundational component of dialysis care.

Approximately 80% of dialysis patients are prescribed phosphate-lowering therapies (PLTs), representing a total addressable U.S. market of more than 440,000 patients. The global market for hyperphosphatemia therapies is estimated to be approximately $2.5 billion annually, with the U.S. market accounting for more than $1 billion.

Despite multiple available therapeutic options, significant unmet need persists:

●	Pill Burden: Standard-of-care binders often require patients to ingest up to 10–12 tablets daily. Dialysis patients are commonly prescribed numerous additional medications to manage anemia, mineral bone disorder, and cardiovascular comorbidities, resulting in substantial cumulative pill burden and treatment fatigue.

●	Tolerability and Administration Challenges: Existing binders are frequently associated with gastrointestinal (GI) side effects. Certain lanthanum and iron-based therapies (Velphoro – sucroferric oxyhydroxide and Fosrenol – lanthanum carbonate) require chewable administration of large, chalky tablets, which may impact palatability and persistence with long-term therapy.

●	Suboptimal Phosphorus Control: A substantial proportion of U.S. dialysis patients fail to consistently achieve recommended phosphorus targets. Non-adherence and dose reductions due to tolerability are commonly cited contributors with 44-75% of U.S. dialysis patients failing to achieve target phosphorus levels established by published clinical practice guidelines.

Because dialysis patients require chronic, lifelong phosphate management, therapies that improve ease of administration and reduce pill burden may have important clinical and economic implications.

Our Solution: Oxylanthanum Carbonate (OLC)

OLC is designed to address limitations of current phosphate binders through a proprietary formulation intended to combine potency with reduced medication volume.

We believe OLC offers the following potential advantages:

●	High Potency-to-Volume Ratio: Designed to achieve phosphorus control with a lower daily pill burden compared to commonly prescribed binders.

●	Swallowable Tablet: Unlike currently marketed iron and lanthanum-based therapies that require chewable administration, OLC tablets are designed to be swallowed whole.

●	Calcium-Free Composition: Avoids calcium exposure associated with certain legacy therapies.

●	Flexible Positioning: May be used as monotherapy or, where clinically appropriate, in combination regimens for patients requiring additional control.

By directly addressing pill burden and administration challenges, OLC is intended to improve patient experience and potentially support adherence within this chronic treatment population.

Commercial Readiness and Organizational Development

Leadership and Talent

We have recruited a commercial leadership team with deep nephrology experience, including prior hyperphosphatemia launches and dialysis organization contracting expertise. Our embedded commercial team includes Marketing, Market Access, Medical Affairs, Professional Relations, and Commercial Operations functions.

These teams maintain established relationships with key opinion leaders (KOLs), high-volume prescribers, and dialysis organization decision-makers.

Market Development Activities

During OLC pre-launch market development, our teams have:

●	Conducted advisory boards with nephrology key opinion leaders (KOLs) and primary market research

●	Participated in major nephrology conferences

●	Published and presented OLC-related clinical data

●	Engaged with dialysis organizations regarding clinical and economic considerations

Commercial Operations Infrastructure

Throughout 2025 and early 2026, we have significantly accelerated our commercial readiness activities to support the pending U.S. approval and launch of OLC. We have evolved from a development-led organization into a launch-ready commercial enterprise by establishing the relevant infrastructure and systems to support our commercial teams.

●	Advanced CRM systems

●	Data analytics platforms for physician segmentation

●	Compliance frameworks and internal controls

●	Medical information and pharmacovigilance systems

●	Scalable supply chain and logistics infrastructure

Targeted Sales and Account Management

Our market analysis indicates that the U.S. nephrology market is highly concentrated. While there are more than 10,000 total prescribers of phosphate lowering therapies (PLTs), our data shows that the approximately 2,100 highest prescribers are responsible for half of the prescriptions written for PLTs annually.

●	Specialty Sales Force: We intend to address this concentrated market through a lean, highly technical specialty sales force that will target the most productive segments of PLT market.

●	Digital & Non-Personal Promotion: We are leveraging AI technology to reach the broader prescriber base efficiently, through an omnichannel digital strategy to extend our OLC promotion and medical education campaigns.

●	Strategic Dialysis Partnerships: Given the consolidated nature of the U.S. dialysis market, we are prioritizing engagement with large Dialysis Organizations (LDOs) and mid-sized dialysis organization to ensure OLC is integrated into clinical protocols and institutional formularies.

Dialysis Market Concentration

The U.S. dialysis market is highly consolidated. A limited number of dialysis organizations treat the substantial majority of the approximately 550,000 U.S. dialysis patients.

Dialysis Organization	Approx. U.S. Patients	Cumulative % of U.S. Dialysis Population
DaVita Inc.	~200,800	~37%
Fresenius Kidney Care	~190,000	~71%
U.S. Renal Care (including Satellite-administered network)	~37,000	~78%
Dialysis Clinic, Inc. (DCI)	~15,000	~81%
Innovative Renal Care	~16,000	~85%

The source is: The National Forum of ESRD Networks. Quarterly National ESRD Census www.esrdnetworks.org

Collectively, these organizations influence treatment decisions for approximately 85% of U.S. dialysis patients through centralized medical leadership, formulary governance, group purchasing organizations, and aligned specialty pharmacy networks.

Because oral-only phosphate binders are reimbursed within the ESRD PPS bundled payment for Medicare beneficiaries, dialysis organizations play a meaningful role in therapy adoption decisions. Successful contracting, formulary positioning, and clinical protocol integration within a limited number of dialysis organizations may therefore provide access to a substantial majority of bundled Medicare dialysis patients.

This concentrated structure enables a focused and capital-efficient commercial strategy centered on high-volume prescribers and key dialysis accounts.

Distribution and Logistics

We have established a streamlined and capital-efficient distribution model designed to support broad and reliable access to OLC shortly following FDA approval.

●	Channel Strategy: We are entering into agreements with a limited number of national specialty distributors and wholesalers. These partners will manage the physical distribution of OLC to the pharmacies designated by prescribers and dialysis organizations, including LDO-owned specialty pharmacies and independent providers.

●	Third-Party Logistics (3PL): We have engaged a third-party logistics provider to manage our inventory, warehousing, and order-to-cash processes. This allows us to scale our commercial footprint rapidly upon FDA approval without the capital-intensive requirement of building a proprietary physical distribution network.

Market Access and Reimbursement Strategy

Phosphate Lowering Therapies (PLTs) Payer Mix

Phosphate-lowering therapies are reimbursed through two primary pathways:

●	Bundled Medicare (~65% of patients): Includes Medicare Fee-for-Service and Medicare Advantage beneficiaries treated under the ESRD PPS bundled payment.

●	Unbundled / Traditional Payers (~35% of patients): Includes commercial insurance, managed Medicaid, and state Medicaid programs where therapies are reimbursed under the pharmacy benefit.

Supporting OLC Market Access for Non-Medicare Patients

We intend to establish UniSource™, a comprehensive reimbursement support program designed to facilitate access for patients covered under commercial and Medicaid plans. UniSource™ will provide the following high-touch, friction-minimizing reimbursement support to providers and patients:

●	Benefit investigations

●	Prior authorization and appeals support

●	Co-pay assistance programs for eligible commercially insured patients

●	Patient assistance programs for uninsured or underinsured patients

Navigating the Bundled Medicare Reimbursement Environment

Over two thirds of our target patient population is covered by Medicare. Effective January 1, 2025, CMS transitioned oral-only phosphate binders into the ESRD PPS bundled payment. To promote innovation within the bundle, CMS provides the Transitional Drug Add-on Payment Adjustment (TDAPA). If OLC receives FDA approval, we intend to apply for TDAPA.

If granted, TDAPA would provide separate reimbursement for OLC at 100% of Average Sales Price (ASP), for a two-year period.

Following the initial 2-year TDAPA period, CMS has established a transitional risk-sharing adjustment under which dialysis organizations may receive an additional payment equal to 65% of incremental costs above the bundled rate during a defined transition period of 3 years.

The TDAPA period applicable to certain existing phosphate binders is expected to conclude at the end of 2026, after which CMS is expected to incorporate related expenditures into a rebased ESRD PPS bundled rate. If OLC receives approval and is granted TDAPA with an anticipated first-half 2027 launch, OLC may be the only phosphate binder eligible for separate reimbursement during its TDAPA period. In such a scenario, dialysis organizations could receive both rebased bundle payments reflecting prior phosphate binder utilization and separate reimbursement for OLC during its separate TDAPA period. We believe this dynamic may create a favorable economic framework for rapid evaluation and adoption of OLC.

Congressional legislation currently under consideration, the Kidney Care Access Protection Act (KCAPA), proposes potential enhancements to TDAPA duration (from 2 to 3 years) and post-TDAPA payments (from 3 years to perpetuity) which may substantially expand the revenue potential for OLC. We cannot predict whether such legislation will be enacted.

Competition

The market for hyperphosphatemia treatments is highly competitive and characterized by a well-established standard of care. Our potential competitors include biopharmaceutical innovators and generic companies that market calcium-based binders, non-calcium-based binders, and novel phosphate absorption inhibitors.

Current Landscape and Limitations of Standard of Care

Existing therapies are often limited by significant patient hurdles, primarily high pill burden and poor gastrointestinal (GI) tolerability. Standard-of-care binders, such as sevelamer carbonate, often require patients to ingest up to 10–12 large tablets daily. This “pill fatigue” contributes to low adherence, with studies suggesting a significant portion of dialysis patients fail to achieve target phosphorus levels.

Primary Competitors

Category	Leading Products	OLC Competitive Advantage
Non-Calcium Binders	Renvela®/Renagel® (sevelamer), Fosrenol® (lanthanum carbonate)	OLC offers a significantly lower pill burden and avoids the need for chewable administration.
Iron-Based Binders	Velphoro®, Auryxia®	OLC avoids potential iron-overload concerns and offers a more favorable volume-per-dose profile.
Absorption Inhibitors	Xphozah® (tenapanor)	While tenapanor offers a novel mechanism, OLC remains a potent binder that can be used as monotherapy or potentially in combination with tenapanor.
Calcium Binders	PhosLo® (calcium acetate)	OLC is calcium-free, avoiding the risk of vascular calcification associated with long-term calcium-based therapy.

Figure 12: Primary competitors of OLC

Our Competitive Advantage: Oxylanthanum Carbonate (OLC)

We believe OLC is positioned to disrupt the current treatment paradigm through its proprietary formulation, which offers:

●	Superior Potency-to-Volume Ratio: OLC is designed to provide high phosphate-binding capacity with a significantly lower daily medication volume compared to sevelamer and other metallic binders.

●	Improved Patient Experience: Unlike many existing binders that must be chewed (e.g., lanthanum carbonate/Fosrenol), OLC tablets are designed to be swallowed whole, addressing a common patient aversion to the chalky taste and dental issues associated with chewable tablets.

●	Optimized for Patient Adherence: By reducing the total number of pills required to achieve target levels, OLC directly addresses the primary driver of non-adherence in the dialysis population.

Global Strategy and Strategic Partnerships

We retain full global commercial rights to OLC, except in certain territories where we have established strategic licensing partnerships.

In Greater China, we have licensed rights to Lee’s Pharmaceutical Holdings Limited, which is responsible for regulatory approval and commercialization within the territory. In select Asian markets, we have entered into a licensing agreement with Lotus Pharmaceutical Co., Ltd., which is responsible for regulatory filings, commercialization, and distribution within its designated regions. Under these agreements, we are eligible to receive milestone payments and tiered royalties on net sales.

These partnerships allow us to leverage established regional infrastructure while preserving capital and maintaining strategic focus on the U.S. market.

While our primary near-term focus is a self-directed U.S. launch of OLC, we continue to evaluate complementary strategies, including potential co-promotion or distribution partnerships, where such arrangements may enhance market penetration and long-term franchise value.

Strategic Vision

We view OLC as the foundation of a focused nephrology franchise. By leveraging our dialysis relationships, reimbursement expertise, and commercial infrastructure, we aim to establish a durable presence in the renal therapeutic landscape and evaluate additional complementary opportunities over time

Manufacturing

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

Rationale for Development

Efficacy of UNI-494 in Animal Models: We conducted pre-clinical pharmacology studies to evaluate the efficacy of UNI-494 in preventive mode on kidney injury with a special focus on kidney functional markers (serum creatinine [sCr], blood urea nitrogen [BUN], and urinary albumin/creatinine ratio [ACR]), tubular injury markers (urinary neutrophil gelatinase-associated lipocalin [NGAL]), and proximal tubular damage (proximal tubular injury scores via histology). The study evaluated the in vivo efficacy of intravenous UNI-494 in the unilateral renal ischemia-reperfusion rat model of acute kidney injury, which is a well-established model of DGF.

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

UNI 494

We believe that we have a strong global intellectual property position, substantial know-how and trade secrets relating to UNI-494. As of October 28, 2020, we have one granted U.S. patent that is exclusively licensed to us from Sphaera Pharma Pte Ltd. In addition, we have four granted U.S. patents that we own. The first granted U.S. patent is directed to methods of making UNI-494, and it is expected to expire in 2032. The other granted U.S. patents are directed to methods of using UNI-494, and to other compositions of matter and are expected to expire in 2040.

Patent Number	Title	Projected Expiration
9,359,376	Substituted methylformyl reagents and method of using same to modify physicochemical and/or pharmacokinetic properties of compounds	July 11, 2032
12,036,211	Nicorandil derivatives	March 16, 2040
12,377,082	Nicorandil derivatives	March 16, 2040
12,396,989	Nicorandil derivatives	March 16, 2040

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

Dialysis-related drugs are included in the ESRD bundled prospective payment system (PPS) for renal dialysis services furnished to Medicare beneficiaries and are grouped into functional categories such as bone and mineral metabolism. Oral-only drugs were paid for outside of the bundle until their inclusion on January 1, 2025. Currently, CMS pays for phosphate binders through TDAPA (transitional drug add-on payment adjustment) which provides separate payment for hyperphosphatemia drugs for “no less than 2 years” based on the drug’s Average Sales Price, or ASP, that is paid in addition to the base rate. The incremental cost associated with the addition of this class of drugs into the bundle will be assessed in the final year of the TDAPA and the base rate will be adjusted accordingly, and no further separate payment will be provided. We believe that oxylanthanum carbonate, if approved by FDA will be eligible for its own TDAPA for a period of 2 years, followed by an additional 3 years reduced payment of 65% of prior 12 months of OLC utilization.

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

The One Big Beautiful Bill Act, which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the U.S., or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration, including the Department of Government Efficiency, on our company and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control prescription drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or product candidates or additional pricing pressures.

Other actions by the Trump administration and/or legislation passed by the new Congress could further impact the pharmaceutical and broader healthcare industries in ways that are difficult to predict but that could also materially impact our operations. We cannot predict what other healthcare reforms will ultimately be implemented at the federal or state level or the effect of any future legislation, executive action or regulation and, accordingly, face uncertainties that might result from additional reforms.

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

Employees

As of March 30, 2026, we had 21 full-time employees and one part-time employee. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate History

We were incorporated as a Delaware corporation on August 18, 2016. Our principal executive offices are located at 1975 W El Camino Real, Ste 204, Mountain View, CA 94040, and our telephone number is (650) 351-4495.

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

We were incorporated in August 2016 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net loss for the years ended December 31, 2024 and 2025 was $36.7 million and $26.6million, and our accumulated deficit as of December 31, 2025 was $127.8 million. There can be no assurance that the product candidates currently under development or that may be under development by us in the future will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our product candidates. As of December 31, 2024 and 2025, we had cash of $26.1 million and $29.2 million, respectively. On March 3, 2023, the entered into a securities purchase agreement with certain healthcare-focused institutional investors that will provide up to $130 million in gross proceeds to us through a private placement that included initial upfront funding of $30 million.

On March 13, 2024, we entered into a securities purchase agreement with certain accredited investors pursuant to which sold 50,000 shares of our Series B Convertible Preferred Stock at a purchase price of $1,000 per share with an initial conversion price of $1.00 per share, for an aggregate purchase price of $50.0million.

In addition, on November 13, 2024, we entered into a sales agreement, with Guggenheim Securities, LLC as amended by Amendment No. 1 thereto on November 14, 2025 (as amended, the “Sales Agreement”) pursuant to which, we may offer and sell shares of our common stock having an aggregate offering price of up to $100 million, subject to certain limitations and in accordance with the terms of the Sales Agreement, from time to time through or to Guggenheim Securities, acting as sales agent or principal.

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

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or through the issuance of shares under management or other types of contracts, or upon the exercise or conversion of outstanding derivative securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of common stock in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends and may require us to grant security interests in our assets. If we raise additional funds through collaborations, strategi calliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, product or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity ordebt financings when needed, we may need to curtail or cease our operations.

You will experience dilution, subordination of stockholder rights, preferences, and privileges, and decrease in market price of our common stock as a result of our private placement financing in March 2023

On March 3, 2023, we signed a securities purchase agreement with certain healthcare-focused institutional investors pursuant to which we issued and sold 30,190 shares of Series A-1 Preferred Stock. Such Series A-1 Preferred Stock and the securities issuable upon conversion of the Series A-1 Preferred Stock are potentially dilutive instruments and the conversion of these securities upon Stockholder Approval in 2023 resulted in dilution to our existing stockholders: On July 11, 2023, the Series A-1 Preferred Stock was converted into 1,951,621 shares of common stock as well as 43,649 shares of Series A-2 Preferred Stock and Tranche A Warrants exercisable for Series A-3 Preferred Stock convertible into 4,785,243 shares of common stock, Tranche B Warrants exercisable for SeriesA-4 Preferred Stock convertible into 4,350,229 shares of common stock and Tranche C warrants exercisable for Series A-5 Preferred Stock convertible into 6,960,362 shares of commons stock. In March 2024, the 43,649 shares of Series A-2 Preferred Stock was exchanged for 21,388.01 shares of Series A-2 Prime Preferred Stock convertible into 4,364,900 shares of common stock. As of the date of this report there were outstanding 2,265 shares of Series A-2 Prime Preferred Stock convertible into 462,245 shares of common stock. In addition, there were outstanding Tranche A Warrants exercisable for Series A-3 Preferred Stock convertible into 4,508,252 shares of common stock, Tranche B Warrants exercisable for SeriesA-4 Preferred Stock convertible into 4,350,229 shares of common stock and Tranche C warrants exercisable for Series A-5 Preferred Stock convertible into 6,960,362 shares of commons stock.

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

In addition, the process of seeking regulatory clearance or approval to market the product candidates we intend to develop is expensive and time-consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. If we are not successful in obtaining timely clearance or approval of our product candidates from the FDA, we may never be able to generate anticipated revenue and may be forced to cease operations. The NDA process is costly, lengthy and uncertain. Any NDA application filed by us will have to be supported by extensive data, including, but not limited to, technical, pre-clinical, clinical, manufacturing, and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use.

Obtaining clearances or approvals from the FDA and from the regulatory agencies in other countries is an expensive and time-consuming process and is uncertain as to outcome. The FDA and other agencies could ask us to supplement our submissions, collect new CMC or non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain an NDA approval or pre-market approvals in other countries, the approval could be revoked, or other restrictions imposed if post-market data demonstrate safety issues or lack of effectiveness. In response to our initial NDA submission, the FDA issued a CRL notifying us that a third-party manufacturing vendor of its main contract development and manufacturing organization (CDMO) was cited for deficiencies following a cGMP inspection. We resubmitted an NDA in December 2025 and the FDA set a PDUFA target action date of June 29, 2026. If the third party fails inspection again or if the NDA is rejected again, we will need to make another NDA submission and our target PDUFA target action date will be extended by another 6-12 months. We cannot predict with certainty how, or when, the FDA or other regulatory agencies will act. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited. Additionally, even if cleared or approved, our products may not be approved for the specific indications that are most necessary or desirable for successful commercialization or profitability.

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

It is impossible to predict if or when our current or future product candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching, or failing to reach, a consensus with regulatory agencies on study design;

●	delays in reaching, or failing to reach, agreement on acceptable terms with a sufficient number of prospective contract research organizations(“CROs”) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in recruiting a sufficient number of suitable patients to participate in our clinical studies;

●	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites;

●	failure by our CROs, other third parties or us to adhere to clinical study, regulatory or legal requirements including cGMP requirements;

●	failure to perform in accordance with the FDA’s good clinical practices (“GCPs”) or applicable regulatory guidelines in other countries;

●	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;

●	delays in having patients complete participation in a study or return for post-treatment follow-up;

●	clinical study sites or patients dropping out of a study;

●	delay or failure to address any patient safety concerns that arise during the course of a trial;

●	unanticipated costs or increases in costs of clinical trials of our product candidates;

●	occurrence of serious adverse events associated with the product candidates that are viewed to outweigh its potential benefits; or

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

We rely on suppliers, vendors and partners for certain key aspects of our business, including support for information technology systems and certain human resource functions. We do not control these partners, but we depend on them in ways that may be significant to us. For example, our third-party manufacturing vendor of its main contract development and manufacturing organization (CDMO) was cited for deficiencies following a cGMP inspection resulting in the FDA issuing us a CRL for our initial NDA submission which resulted in us having to resubmit an NDA causing delay in our target action PFUDA date of 12-months. If these parties fail to meet our expectations or fulfill their obligations to us, we may fail to receive the expected benefits. In addition, if any of these third parties fails to comply with applicable laws and regulations in the course of its performance of services for us, there is a risk that we may be held responsible for such violations as well. This risk is particularly serious in emerging markets, where corruption is often prevalent and where many of the third parties on which we rely do not have internal compliance resources comparable to our own. Any such failures by third parties, in emerging markets or elsewhere, could adversely affect our business, reputation, financial condition or results of operations.

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

Third-party manufacturers may not be able to comply with U.S. cGMPs or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, or their subcontractors, to comply with cGMPs or other applicable regulations, even if such failures do not relate specifically to our product candidates or approved products, could result in sanctions being imposed on us or the manufacturers, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product candidates and harm our business and results of operations. For example, our third-party manufacturing vendor of its main contract development and manufacturing organization (CDMO) was cited for deficiencies following a cGMP inspection resulting in the FDA issuing us a CRL for our initial NDA submission which resulted in us having to resubmit an NDA causing delay in our target action PFUDA date of 12-months.

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

Furthermore, we expect to rely on third parties to release, label, store and distribute drug supplies for our clinical trials. Any performance failure on the part of these third parties, including a failure that may not relate specifically to our product candidates, could delay or otherwise adversely impact clinical development or marketing approval of our product candidates or commercialization of our drug, producing losses and depriving us of potential revenue. Our supplier Shilpa Medicare Ltd was reviewed by the FDA in March 2025.

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

Our current product candidates and future candidates face, and will continue to face, intense competition from large pharmaceutical companies, as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii)emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development and (iii) carry on larger research and development initiatives than us. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us.

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

As of December 31, 2025, we had 21 full-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shutdown several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Intellectual Property

Our UNI 494 product candidate is subject to an exclusive license agreement. If we fail to meet our obligations and the license is terminated, we may not be able to continue to develop our product candidates.

On October 1, 2017, we entered into an exclusive license agreement (the “Sphaera License Agreement”) with Sphaera Pharma Pte. Ltd., a Singaporean pharmaceutical corporation (“Sphaera”). Pursuant to the Sphaera License Agreement, we acquired an exclusive royalty-bearing worldwide license to develop, make, have made, use, practice, research, distribute, lease, sell, offer for sale, license, import or otherwise dispose of certain rights owned or controlled by Sphaera and/or any of its affiliates, related to UNI 494 (the “UNI 494 Rights”). We also acquired a non-exclusive license to certain know-how and technology related to the UNI 494 Rights. In the event that either party to the Sphaera License Agreement breaches any of its material obligations thereunder, the non-breaching party, at its sole option and discretion, will have the right to terminate the Sphaera License Agreement, provided that it must give the breaching party written notice specifying the nature of the breach, amounts of certain royalties and other payments then due, if any. The non-breaching Party’s termination notice is effective 90 days from receipt of the written notice if the breaching party has failed to cure such breach within the 90-day period. If the Sphaera License Agreement were to be terminated by Sphaera due to our material breach, we would lose a significant asset and may no longer be able to develop our product candidates, which would have a material adverse effect on our operations.

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

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for certain products or put pressure on product pricing, which could negatively affect a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects.

The One Big Beautiful Bill Act, which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the U.S., or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration, including the Department of Government Efficiency, on our company and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control prescription drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or product candidates or additional pricing pressures.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, the Trump administration, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

●	sale of our common stock by our stockholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;

●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	network outages or security breaches;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	commencement, enrollment or results of our clinical trials for our product candidates or any future clinical trials we may conduct;

●	changes in the development status of our product candidates;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned pre-clinical and clinical trials;

●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;

●	unanticipated safety concerns related to the use of our product candidates;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	competition from existing technologies and products or new technologies and products that may emerge;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	changes in valuations of similar companies or groups of companies;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual property, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

As of December 31, 2025, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 39% of our outstanding shares of common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to ours stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.2 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than$1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 10 million shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters),preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the years ended December 31, 2024 and 2025, we concluded that our internal control over financial reporting was effective. However, we may identify material weaknesses in our internal control over financial reporting in future years, and investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

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

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The full Board retains oversight of cybersecurity because of its importance. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate. Our Cybersecurity consultant has extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks

As a biotechnology company, we must comply with extensive regulations, including requirements imposed by the Food and Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC. We work with our cybersecurity consultant on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach.

We rely heavily on our vendors and suppliers to deliver our products and services, and a cybersecurity incident at a supplier, subcontractor or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident onus. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. The costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES

Our principal address is 4300 El Camino Real, Suite 210, Los Altos, CA 94022. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On August 15, 2025, a putative shareholder class action complaint captioned Elkhodari v. Unicycive Therapeutics, Inc., et al., Case No. 3:25-cv-06923-JD (the “Securities Class Action”), was filed in the U.S. District Court for the Northern District of California (“Northern District of California”), naming the Company and certain current officers and/or directors of the Company as defendants. The lawsuit generally alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s manufacturing of oxylanthanum carbonate (“OLC”) and the approval prospects of its New Drug Application for OLC for the treatment of hyperphosphatemia in CKD patients on dialysis in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between March 29, 2024, and June 27, 2025, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. On January 27, 2026, Plaintiff filed an amended complaint. On March 13, 2026, defendants filed their motion to dismiss the amended complaint. . At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the Securities Class Action.

On October 30 and November 7, 2025, two purported stockholders of the Company filed derivative complaints in the Northern District of California against certain of the Company’s current officers and directors (collectively, the “Derivative Actions”). The Company is named as a nominal defendant. The complaints are based on the same alleged misconduct as in the Securities Class Action. The complaints assert state law claims on behalf of the Company against the individual defendants for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets, and federal claims under Section 14(a) of the Exchange Act. On November 20, 2025, the Court issued an order relating the Derivative Actions to the Securities Class Action. The Derivative Actions seek unspecified damages on behalf of the Company, corporate governance reforms, disgorgement and restitution, and an award of costs and expenses, including attorneys’ fees.

On March 12, 2026, a purported stockholder made a demand on the Company’s Board of Directors to commence a civil action against certain of the Company’s current and former officers and directors for breaching their fiduciary duties based on the same alleged misconduct as alleged in the above-mentioned Securities Class Action and Derivative Actions (the “Demand”).

At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the Securities Class Action, the Derivative Actions, or the Demand.

In addition, from time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On July 13, 2021, our common stock began trading on The Nasdaq Capital Market under the symbol “UNCY.” Prior to that time, there was no public market for our common stock.

Stockholders

As of March 30, 2026, there were 98 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biotechnology company focused on identifying, developing, and commercializing innovative therapies to address significant unmet medical needs, with an initial focus on kidney disease. Founded in 2016, we were established to create a streamlined and efficient drug development platform capable of accelerating the advancement of promising therapies from discovery to commercialization. Currently, our two programs are focused on kidney disease, an area we believe we have the potential to offer medical benefit. Our initial focus is on developing drugs and getting them approved in the U.S., and then to partner with global biopharmaceutical companies in the rest of the world. As we grow the company and build our team, we intend to focus on identifying medical conditions within and outside of kidney disease. Our business model is to license technologies and drugs in order to pursue development, regulatory approval, and commercialization of those products in global markets. Many biotechnology companies utilize similar strategies of in-licensing and then developing and commercializing drugs. We believe, however, that our management team’s broad network, expertise in the biopharmaceutical industry, and successful track record gives us an advantage in identifying and bringing these assets into our company.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net losses were $36.7 million and $26.6 million for the years ended December 31, 2024 and 2025 respectively. As of December 31, 2025, we had an accumulated deficit of $127.8 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Recent Developments

On October 28, 2025,we announced an update from our meeting with the U.S. Food and Drug Administration (FDA) and timing of the resubmission of our New Drug Application (NDA) for oxylanthanum carbonate (OLC) following receipt of a CRL on June 30, 2025. The Type A FDA meeting was held to discuss the resolution of the single deficiency identified in the CRL related to the compliance status of a third-party manufacturing vendor. No other concerns have been identified to us, including pre-clinical, clinical, or safety data submitted as part of the NDA. Following receipt of the official meeting minutes from the Type A meeting and engaging in discussions with our third-party manufacturing vendor, we resubmitted our NDA to the FDA in December 2025. In January 2026, the FDA accepted the resubmission of the NDA for OLC, deeming the resubmission to be a Class II complete response which has a six-month review period from the date of resubmission, and set a PDUFA target action date of June 29, 2026

Subsequent to December 31, 2025, pursuant to a sales agreement dated November 13, 2024 between the Company and Guggenheim Securities, LLC, as amended by Amendment No. 1 thereto dated November 14, 2025, the Company sold 3,123,537 shares of common stock at an average price of $6.51 per share, resulting in net proceeds to the Company of approximately $19.6 million.

Components of Results of Operations

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overheads, including information technology costs and utilities and expenses for the issuance of shares pursuant to the anti-dilution clause in the purchase of in process research and development technology. We expense both internal and external research and development expenses as are incurred.

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

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including salaries and bonuses, benefits and stock-based compensation expenses, professional fees for legal (including patent costs), consulting, accounting and tax services, including information technology costs and utilities, and other general corporate overhead expenses.

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, expanded infrastructure and higher consulting, legal and accounting services costs associated with complying with the applicable stock exchange and the SEC requirements, investor relations costs and director and officer insurance premiums associated with being a public company.

Other Expenses

Other expenses consist of the change in fair value of our warrant liability, interest income and interest expense.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2025 (in thousands)

	Years Ended December 31,			%
	2024	2025	Change	Change

Operating expenses:
Research and development	$20,014	$9,121	$(10,893)	(54)%
General and administrative	12,103	20,396	8,293	69%
Total operating expenses	32,117	29,517	(2,600)	(8)%
Loss from operations	(32,117)	(29,517)	2,600	(8)%
Other income (expenses):
Interest income	1,261	1,012	(249)	(20)%
Interest expense	(71)	(71)	-	0%
Change in fair value of warrant liability	(5,802)	2,021	7,823	(135)%
Total other income (expenses)	(4,612)	2,962	7,574	(164)%
Net loss	$(36,729)	$(26,555)	10,174	(28)%

Research and Development Expenses

Research and development expenses decreased by approximately $10.9 million, or 54%, from approximately $20.0 million for the year ended December 31, 2024 to approximately $9.1 million for the year ended December 31, 2025. This decrease was primarily driven by a reduction in drug development costs of $8.0 million and a decline in clinical costs of $3.4 million. These decreases were partially offset by increased costs, including $0.2 million in consulting and professional services and $0.2 million in labor. Additionally, stock-based compensation rose by $0.1 million.

General and Administrative Expenses

General and administrative expenses increased by $8.3 million, or 69%, from approximately $12.1 million for the year ended December 31, 2024 to approximately $20.4 million for the year ended December 31, 2025. This increase was primarily driven by a $2.4 million rise in marketing expenses associated with the commercial launch, $3.5 million in higher consulting and professional service costs, and $1.8 million in labor and related expenses. Additionally, rent, travel, supplies, and other costs increased by $0.5 million, while stock-based compensation grew by $0.1 million.

Other Income (Expenses)

Other income (expenses) improved by $7.6 million, or 164%, from an expense of $4.6 million for the year ended December 31, 2024, to income of $3.0 million for the year ended December 31, 2025. This was primarily driven by a favorable change in the fair value of our warrant liability, partially offset by a decrease of earned interest income during the year as a result of lower average cash balances available for interest-bearing accounts.

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

On November 13, 2024, we entered into a sales agreement, with Guggenheim Securities, LLC pursuant to which, we may offer and sell shares of common stock having an aggregate offering price of up to $50.0 million, subject to certain limitations and in accordance with the terms of the sales agreement, from time to time through or to Guggenheim Securities, LLC acting as sales agent or principal. On November 14, 2025, the Company entered into an Amendment No. 1 to sales agreement with Guggenheim Securities LLC to increase the number of shares that may be sold under the sales agreement to $100,000,000 (collectively with the November 13, 2024 sales agreement, the “Sales Agreement”). During the period from October 1, 2025 through December 31, 2025, the Company sold 1,263,882 shares of common stock pursuant to the Sales Agreement, at an average price of $5.77 per share and paid $0.2 million in commissions, resulting in net proceeds to the Company of approximately $6.6 million. During the year ended December 31, 2025, the Company sold 9,310,618 shares of common stock pursuant to the Sales Agreement, at an average price of $5.40 per share and paid $1.4 million in commissions, resulting in net proceeds to the Company of approximately $45.2 million.

Future Funding Requirements

We have incurred net losses since our inception. For the year ended December 31, 2025, we had a net loss of $26.6 million, and we expect to incur substantial additional losses in future periods. As of December 31, 2025, we had an accumulated deficit of $127.8 million.

We anticipate that our current cash will be sufficient to fund our operations for more than 12 months from the date of this report.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Years ended December 31,
	2024	2025

Net cash (used in) provided by:
Operating activities	$(28,575)	$(31,317)
Investing activities	(72)	(12,095)
Financing activities	45,088	46,468
Net increase in cash and cash equivalents	$16,441	$3,056

Cash Flows from Operating Activities

Net cash used in operating activities was $31.3 million for the year ended December 31, 2025. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $26.6 million after including the effect of non-cash adjustments for stock compensation and change in fair value of our warrant liability.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $12.1 million for the year ended December 31, 2025 and was due primarily to the purchase of marketable securities.

Net cash used in investing activities was $72,000 for the year ended December 31, 2024 and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash provided by financing activities was $46.5 million during the year ended December 31, 2025, due primarily to sales made under the sales agreement with Guggenheim Securities LLC dated November 13, 2024 as amended by Amendment No. 1 thereto dated November 14, 2025.

Net cash provided by financing activities was $45.1 million during the year ended December 31, 2024 due primarily to the private placement financing agreement we signed on March 13, 2024 and sales made under the sales agreement with Guggenheim Securities LLC dated November 13, 2024, partially offset by dividends paid to preferred stockholders.

Off-Balance Sheet Arrangements

As of December 31, 2025 and through the filing date of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to debt and equity classification, warrant liabilities, research and development, and stock-based compensation. There have been no other material changes to our critical accounting policies and estimates during the year ended December 31, 2025 from those used for the year ended December 31, 2024. The below policies represent our critical accounting policies.

Debt and Equity Classification

In conjunction with the issuance of Series A-1 Preferred Stock in March 2023, and in conjunction with the issuance of Series B-1 Preferred Stock in March 2024, we initially account for the preferred stock as temporary or mezzanine equity. The Series A-1 and Series B-1 Preferred Stock do not fall within the scope of ASC 480, Distinguishing Liabilities from Equity, do not contain any embedded derivatives that require bifurcation, and are not classified as liabilities. However, as the Series A-1 and Series B-1 Preferred Stock, at issuance, are contingently redeemable upon the occurrence of an event that is not solely within our control, they are required to be initially classified as mezzanine equity and measured at the amount of net proceeds received. As the Series A-1 and Series B-1 Preferred Stock are not currently redeemable or probable of becoming redeemable, no subsequent remeasurement is required.

Warrant Liabilities

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 10), we established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued, subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock. We account for these warrants as liabilities (in accordance with ASC 480, Distinguishing Liabilities from Equity) on the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liabilities are initially measured at fair value, resulting in an implied discount on the related preferred stock financing arrangement (recognized as a partial offset to the carrying value of the Series A-1 Preferred Stock), and are remeasured at fair value each reporting period. Changes in the fair value of the warrant liabilities are recognized in earnings during each period. The warrant liabilities are measured using Level 3 fair value inputs. See Note 10 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for a description of warrant liabilities and the related valuations

Research and Development

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

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNICYCIVE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Unicycive Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unicycive Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2025, and the related statements of operations and comprehensive loss, mezzanine equity and stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2023.

Jericho, New York

March 30, 2026

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	December 31,
	2024	2025

Assets
Current assets:
Cash and cash equivalents	$26,142	$29,198
Prepaid expenses and other current assets	4,806	7,692
Marketable securities	-	12,071
Total current assets	30,948	48,961
Right of use asset, net	645	108
Property and equipment, net	75	66
Total assets	$31,668	$49,135

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,058	$383
Accrued liabilities	3,562	1,523
Warrant liability	18,936	16,915
Operating lease liability - current	564	117
Total current liabilities	24,120	18,938
Operating lease liability – long term	117	-
Total liabilities	24,237	18,938
Commitments and contingencies (Note 7)
Stockholders’ equity:
Series A-2 Prime preferred stock, $0.001 par value per share – 21,388.01 Series A-2 Prime shares authorized at December 31, 2024, and December 31, 2025; 6,150.21 and 2,265 Series A-2 Prime shares issued and outstanding at December 31, 2024, and December 31, 2025, respectively	-	-
Series B-2 preferred stock, $0.001 par value per share – 50,000 Series B-2 shares authorized at December 31, 2024, and December 31, 2025; 3,000 and zero Series B-2 shares issued and outstanding at December 31, 2024, and December 31, 2025, respectively	-	-
Preferred stock, $0.001 par value per share— 10,000,000 shares authorized at December 31, 2024, and December 30, 2025; zero shares issued and outstanding at December 31, 2024, and December 31, 2025	-	-
Common stock, $0.001 par value per share – 400,000,000 shares authorized at December 31, 2024, and December 31, 2025; 11,384,236 and 22,114,245 shares issued and outstanding at December 31, 2024, and December 31, 2025, respectively	11	22
Accumulated other comprehensive loss	-	(1)
Additional paid-in capital	108,690	158,001
Accumulated deficit	(101,270)	(127,825)
Total stockholders’ equity	7,431	30,197
Total liabilities and stockholders’ equity	$31,668	$49,135

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except for share and per share amounts)

	Year Ended December 31,	Year Ended December 31,
	2024	2025

Operating expenses:
Research and development	$20,014	$9,121
General and administrative	12,103	20,396
Total operating expenses	32,117	29,517
Loss from operations	(32,117)	(29,517)
Other income (expenses):
Interest income	1,261	1,012
Interest expense	(71)	(71)
Change in fair value of warrant liability	(5,802)	2,021
Total other income (expenses)	(4,612)	2,962
Net loss	(36,729)	(26,555)
Other comprehensive loss:
Unrealized loss on marketable securities, net	-	(1)
Net comprehensive loss	$(36,729)	$(26,556)
Dividend to Series B-1 preferred stockholders	(1,095)	-
Net loss attributable to common stockholders	$(37,824)	$(26,555)
Net loss per share attributable to common stockholders, basic and diluted	$(5.65)	$(1.67)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	6,698,513	15,886,876

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Mezzanine Equity and Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

	Series B-1				Series A-2		Series A-2 Prime		Series B-2		Additional		Stockholders’
	Preferred Stock		Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	-	$-	3,475,605	$4	43,649	$-	-	$-	-	$-	$60,728	$(64,541)	$(3,809)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(36,729)	(36,729)
Issuance of Series B-1 preferred stock, net of issuance costs	50,000	46,187	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series B-1 preferred stock	-		-	-	-	-	-	-	-	-	(1,095)	-	(1,095)
Exchange of Series A-2 preferred stock for Series A-2 Prime preferred stock	-	-	-	-	(43,649)	-	21,388.01	-	-	-	-	-	-
Conversion of Series A-2 Prime preferred stock into common stock	-	-	3,109,755	3	-	-	(15,237.80)	-	-	-	-	-	3
Issuance of Series B-2 preferred stock and common stock upon conversion of Series B-1 preferred stock	(50,000)	(46,187)	4,211,800	4	-	-	-	-	7,882	-	46,179	-	46,183
Conversion of Series B-2 preferred stock into common stock	-	-	488,200	-	-	-	-	-	(4,882)	-	-	-
Issuance of common stock for cash, net of issuance costs	-	--	97,740	-	-	-	-	-	-	-	524	-	524
Issuance of common stock for exercise of options	-	-	1,136	-	-	-	-	-	-	-	4	-	4
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	2,350	-	2,350
Balance at December 31, 2024	-	$-	11,384,236	$11	-	$-	6,150.21	$-	3,000	$-	$108,690	$(101,270)	$7,431

			Series A-2 Prime		Series B-2		Series A-3		Additional		Accumulated Other
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	11,384,236	$11	6,150.21	$-	3,000	$-	-	$-	108,690	$(101,270)	$-	$7,431
Net loss	-	-	-	-	-	-	-	-	-	(26,555)		(26,555)
Issuance of Series A-3 preferred stock upon exercise of warrants	-	-	-	-	-	-	1,495.80	-	1,496	-	-	1,496
Conversion of Series A-2 Prime preferred stock into common stock	792,900	1	(3,885.21)	-	-	-	-	-	-	-	-	1
Conversion of Series B-2 preferred stock into common stock	300,000	-	-	-	(3,000)	-	-	-	-	-	-	-
Conversion of Series A-3 preferred stock into common stock	277,000	-	-	-	-	-	(1,495.80)	-	-	-	-	-
Issuance of common stock for vested restricted stock units	1,000	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash, net of issuance costs	9,310,618	10	-	-	-	-	-	-	45,174	-	-	45,184
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	-	-	-	-	(1)	(1)
Reverse split share adjustment	48,491	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,641	-	-	2,641
Balance at December 31, 2025	22,114,245	$22	2,265	$-	-	$-	-	$-	$158,001	$(127,825)	$(1)	$30,197

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2025
Cash flows from operating activities
Net loss	$(36,729)	$(26,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22	34
Stock-based compensation expense	2,350	2,641
Change in fair value of warrant liability	5,802	(2,021)
Amortization of operating lease right of use asset	406	538
Changes in assets and liabilities:
Prepaid expense and other current assets	(820)	(2,884)
Accounts payable and accrued liabilities	790	(2,505)
Operating lease liability	(397)	(565)
Net cash used in operating activities	(28,575)	(31,317)
Cash flows from investing activities
Purchases of marketable securities	-	(12,071)
Purchases of property and equipment	(72)	(24)
Net cash used in investing activities	(72)	(12,095)
Cash flows from financing activities
Gross proceeds from secondary public offering	683	46,582
Commissions paid on secondary public offering		(1,398)
Deferred cost of at the market offering	(160)	-
Payments on financed insurance policies	(527)	(212)
Issuance costs related to issuance of Series B-1 preferred stock	(3,813)	-
Proceeds from issuance of Series B-1 preferred stock	50,000	-
Proceeds from exercise of warrants	-	1,496
Dividends on preferred stock	(1,095)	-
Net cash provided by financing activities	45,088	46,468
Net increase in cash and cash equivalents	16,441	3,056
Cash and cash equivalents at the beginning of the period	9,701	26,142
Cash and cash equivalents at the end of the period	$26,142	$29,198
Supplemental cash flow information
Issuance of Series B-2 preferred stock and common stock upon conversion of Series B-1 preferred stock	$46,187	$-
Deferred insurance charges included in prepaid expenses and other current assets	$267	$332
Cash paid for interest	$12	$-

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Notes to the Financial Statements

1. Organization and Description of Business

Overview

Unicycive Therapeutics, Inc. (“we”, “the Company”) was incorporated in the State of Delaware on August 18, 2016.

The Company in-licensed the drug candidate UNI 494 from Sphaera Pharma Pte. Ltd, a Singapore-based corporation, (“Sphaera”) (Note 4). UNI 494 is a pro-drug of Nicorandill that is being developed as a treatment for acute kidney injury.

In September 2018, the Company purchased a second drug candidate, Renazorb RZB 012 and its trademark, RENALAN, and various patents from Spectrum Pharmaceuticals, Inc. (“Spectrum”) (Note 4). Renazorb (“oxylanthanum carbonate”) is being developed for the treatment of hyperphosphatemia in patients with Chronic Kidney Disease (“CKD”).

The Company continues to evaluate the licensing of additional technologies and drugs in order to pursue development, regulatory approval, and commercialization of those products in global markets.

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

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company continues its drug development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2024 and December 31, 2025, the Company had an accumulated deficit of $101.3 million and $127.8 million, respectively.

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

On March 3, 2023, the Company entered into a securities purchase agreement with certain healthcare-focused institutional investors that may provide up to $130.0 million in gross proceeds through a private placement and that included initial upfront funding of $30.0 million in gross proceeds.

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

On November 13, 2024, the Company entered into a sales agreement, with Guggenheim Securities, LLC as amended by Amendment No. 1 thereto dated November 14, 2025 (as amended, the “Sales Agreement”) pursuant to which, we may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million, subject to certain limitations and in accordance with the terms of the sales agreement, from time to time through or to Guggenheim Securities, LLC acting as sales agent or principal.

During the year ended December 31, 2025, the Company sold 9,310,618 shares of common stock pursuant to a sales agreement, with Guggenheim Securities, LLC, at an average price of $5.00 per share and paid $1.4 million in commissions, resulting in net proceeds to the Company of approximately $45.2 million.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the periods presented. Management believes that these estimates and assumptions are reasonable; however, actual results may differ and could have a material effect on future results of operations and financial position. Significant items subject to such estimates and assumptions include stock-based compensation, research contract progress estimates, incremental borrowing rate for leases, useful life for assets, valuation of marketable securities, equity transactions, and the valuation of warrant liabilities. Actual results may materially differ from those estimates.

Cash and Cash Equivalents

Highly liquid investments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition are considered cash equivalents. As of December 31, 2025, cash and cash equivalents consist of cash deposited with banks, money market funds, investment in corporate bonds with original maturities of three months or less, and U.S. Treasury bills. As of December 31, 2024, cash and cash equivalents consist of cash deposited with banks and money market funds.

Marketable Securities

Marketable securities consist of corporate debt securities with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the balance sheet date. The Company classifies its investment in marketable securities as available-for-sale, as the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its investments in debt securities at the time of purchase. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as accumulated other comprehensive income (loss).The carrying value of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, the net amount of which, along with interest and realized gains and losses, is included under other income (expense) in the statements of comprehensive income (loss).

At each balance sheet date, the Company reviews its available-for-sale debt securities that are in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in the statements of operations. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income (loss). For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, changes to the underlying credit ratings and forecasted recovery among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other income, net through an allowance account. There have been no impairment or credit losses recognized during any of the periods presented.

.

Warrant Liability

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 9), the Company established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued (and have since been issued), subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock which was received on June 26, 2023. The Company accounts for these warrants as liabilities (in accordance with ASC 480, Distinguishing Liabilities from Equity) on the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liability was initially measured at fair value and is remeasured at fair value each reporting period. Changes in the fair value of the warrant liability are recognized in earnings during each period. The warrant liability is measured using Level 3 fair value inputs. See Note 11 for a description of warrant liability and the related valuations.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Additions, improvements, and major renewals or replacements that substantially extend the useful life of an asset are capitalized. Repairs and maintenance expenditures are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years for lab equipment and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. During the years ended December 31, 2024 and 2025, management determined there were no impairments of the Company’s property and equipment.

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

Fair Value of Financial Instruments

The Company’s financial instruments include the cash and cash equivalents, investment in marketable securities, accounts payable, accrued liabilities, and warrant liabilities.

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

The following tables present the approximate value of assets and liabilities measured at fair value on a recurring basis within the Company’s balance sheets as of December 31, 2025 by the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$29,198	$-	$	$29,198
Total cash and cash equivalents at fair value	$29,198	$-	$	$29,198

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Corporate bonds	$-	$12,071	$	$12,071
Total marketable securities at fair value	$-	$12,071	$	$12,071

Refer to Note 3 for disclosures related to cash equivalents and marketable securities.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$16,915	$16,915
Total liabilities at fair value	$-	$-	$16,915	$16,915

The following tables present the approximate value of assets and liabilities measured at fair value on a recurring basis within the Company’s balance sheets as of December 31, 2024 by the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$26,142	$-	$	$26,142
Total cash and cash equivalents at fair value	$26,142	$-	$	$26,142

Refer to Note 3 for disclosures related to cash equivalents and marketable securities.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$18,936	$18,936
Total liabilities at fair value	$-	$-	$18,936	$18,936

The following table summarizes the changes in fair value of the warrant liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs (in thousands):

Year Ended December 31, 2025
Fair value at January 1, 2025	$18,936
Change in fair value of warrants	(2,021)
Fair value at December 31, 2025	$16,915

Year Ended December 31, 2024

Fair value at January 1, 2024	$13,134
Change in fair value of warrants	5,802
Fair value at December 31, 2024	$18,936

The expense relating to the change in fair value of the warrant liability of $5.8 million and income of $2.0 million for the years ended December 31, 2024 and December 31, 2025, respectively, is included in other income (expenses) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2024, and December 31, 2025, the recorded values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of the instruments. Cash and cash equivalents, accounts payable, and accrued liabilities are Level 1 financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The cash and cash equivalents the Company uses to satisfy working capital and operating expense needs are held in accounts at various financial institutions. Cash balances may at times exceed federally insured limits. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. No such losses have been incurred through December 31, 2025.

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

Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on securities available for sale, and is recognized as separate components of stockholders’ equity, As of December 31, 2025, comprehensive loss of $1,000 related to marketable securities was recorded.

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

Income Taxes Disclosures – In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard prospectively for the year ended December 31, 2025. The adoption of the standard impacted the 2025 income tax disclosures.

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

3. Cash, Cash Equivalents, and Marketable Securities

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$24,172	$-	$-	$24,172
U.S. Treasury Bills	3,449	-	-	3,449
Money Market	1,577			1,577
Investments in corporate bonds	12,072	-	(1)	12,071
Total cash, cash equivalents and investments in marketable securities	$41,270	$-	$(1)	$41,269

The Company classifies its investments in corporate bonds as available-for-sale. Unrealized gains and losses on these securities are included as a component of comprehensive income (loss). The Company did not hold any investments in corporate bonds as of December 31, 2024.

On December 31, 2025, the remaining contractual maturities of all the Company’s available-for-sale investments were less than twelve months. As of December 31, 2025, the Company has not established an allowance for credit losses for any of its available-for-sale securities.

4. Significant Agreements

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize oxylanthanum carbonate and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 31,366 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the oxylanthanum carbonate Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 43,838 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for oxylanthanum carbonate is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for oxylanthanum carbonate is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Spectrum Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Spectrum Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million resulting from a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. In February 2023, the Company received an upfront payment of approximately $0.7 million resulting from a sublicense development agreement with Lotus International Pte Ltd. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the year ended December 31, 2025.

On January 6, 2022, the Company entered into a Master Services Agreement with Quotient Sciences Limited (“Quotient”), a UK based company that provides drug development and analysis services, for the purpose of performing clinical research in support of UNI-494. The initial budget for the study is approximately $3.7 million, and subsequent revisions reduced the overall budget to $2.9 million. Related payments totaling approximately $2.9 million have been paid to Quotient as of December 31, 2025, approximately $2.9 million of related expense has been recorded, and there is no prepaid balance in the accompanying balance sheets as of December 31, 2024 and December 31, 2025, respectively.

On April 10, 2023, the Company entered into an agreement with Inotiv that provides preclinical trial and related services, for the purpose of performing research in support of UNI-494. The budget for these services is approximately $2.9 million. Approximately $2.9 million has been paid to Inotiv as of December 31, 2025 and there is no prepaid balance in the accompanying balance sheets as of December 31, 2024 and December 31, 2025, respectively.

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

On June 29, 2023 and October 26, 2023, the Company entered into services agreements with Shilpa related to NDA filing support for oxylanthanum carbonate. The agreements provide for total payments of up to $4.5 million, and the Company has made $4.5 million in payments pursuant to the agreements as of December 31, 2025.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2024 and December 31, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2024	2025

Prepaid directors’ and officers’ liability insurance premiums	$263	$332
Prepaid drug manufacturing supply costs	3,604	6,189
Other	939	1,171
Total	$4,806	$7,692

Property and equipment as of December 31, 2024 and December 31, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2024	2025

Leasehold improvements	$49	$65
Lab equipment	26	26
Furniture and fixtures	39	47
Subtotal	114	138
Less accumulated depreciation	(39)	(72)
Net	$75	$66

Accounts payable as of December 31, 2024 and December 31, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2024	2025

Trade accounts payable	$966	$301
Credit card liability	92	82
Total	$1,058	$383

Accrued liabilities as of December 31, 2024 and December 31, 2025 consisted of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2024	2025

Accrued labor costs	$1,910	$329
Accrued drug development costs	1,258	753
Other	394	441
Total	$3,562	$1,523

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

The lease amendment represents a modification of the original lease, and the Company evaluated the new agreement under ASC 842, Leases. The Company classified the lease as an operating lease and, on July 15, 2024, determined that the present value of the lease was approximately $1.0 million using an estimated incremental borrowing rate of 10%. During the years ended December 31, 2024 and December 31, 2025, the Company reflected amortization of right-of-use asset of approximately $0.4 million and $0.5 million, respectively, resulting in a right-of-use asset balance of approximately $0.1 million at December 31, 2025.

During the years ended December 31, 2024 and December 31, 2025, the Company made cash payments on the lease of $0.5 million and $0.6 million, respectively towards the lease liabilities. As of December 31, 2025, the total lease liability was approximately $0.1 million

As of December 31, 2025, maturities of the Company’s lease liabilities are as follows (in thousands):

Operating Lease

Year ending December 31, 2026	$118
Total lease payments	118
Less imputed interest rate / present value discount	(1)
Present value of lease liability	117
Less current portion	(117)
Long term portion	$-

In November 2025, the Company entered into a lease agreement for 10,734 square feet of office space commencing on February 1, 2026. The initial lease term is for one and a half years, and there is an option to extend the lease for an additional year. The Company is evaluating the new agreement under ASC 842, Leases.

7. Commitments and Contingencies

Contingencies

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s financial statements. On August 15, 2025, a putative shareholder class action complaint captioned Elkhodari v. Unicycive Therapeutics, Inc., et al., Case No. 3:25-cv-06923-JD (the “Securities Class Action”), was filed in the U.S. District Court for the Northern District of California (“Northern District of California”), naming the Company and certain current officers and/or directors of the Company as defendants. The lawsuit generally alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s manufacturing of oxylanthanum carbonate (“OLC”) and the approval prospects of its New Drug Application for OLC for the treatment of hyperphosphatemia in CKD patients on dialysis in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between March 29, 2024, and June 27, 2025, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. On January 27, 2026, Plaintiff filed an amended complaint. On March 13, 2026, defendants filed their motion to dismiss the amended complaint.

On October 30 and November 7, 2025, two purported stockholders of the Company filed derivative complaints in the Northern District of California against certain of the Company’s current officers and directors (collectively, the “Derivative Actions”). The Company is named as a nominal defendant. The complaints are based on the same alleged misconduct as in the Securities Class Action. The complaints assert state law claims on behalf of the Company against the individual defendants for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets, and federal law claims under Section 14(a) of the Exchange Act. On November 20, 2025, the Court issued an order relating the Derivative Actions to the Securities Class Action. The Derivative Actions seek unspecified damages on behalf of the Company, corporate governance reforms, disgorgement and restitution, and an award of costs and expenses, including attorneys’ fees.

On March 12, 2026, a purported stockholder made a demand on the Company’s Board of Directors to commence a civil action against certain of the Company’s current and former officers and directors for breaching their fiduciary duties based on the same alleged misconduct as alleged in the above-mentioned Securities Class Action and Derivative Actions (the “Demand”).

At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the Securities Class Action, the Derivative Actions, or the Demand.

It is possible that additional lawsuits will be filed or allegations will be made by stockholders with respect to these same or other matters also naming the Company and/or our officers and directors as defendants. The Company intends to vigorously defend against the claims brought by the plaintiffs in each of these matters.

Such lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. The Company could be forced to expend significant resources and may incur substantial legal fees and costs in defending against the pending lawsuits and any other related lawsuits, and we may not prevail. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive, and may detract from the ability to fully focus internal resources on business activities. Additionally, the Company may not be successful in having any such lawsuits dismissed or settled within the limits of insurance coverage. Given the early stage of these lawsuits and the inherent uncertainty of litigation, the Company cannot predict how long it may take to resolve the pending lawsuits or the potential outcome or possible amount of any damages. As such, we currently are unable to reasonably estimate the possible losses or a range of possible losses that may result from these matters, if any. Expenses associated with the pending lawsuits and any potential related lawsuits could be material to the financial statements if we do not prevail in the defense of such lawsuits, or even if we do prevail.

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $136,000 and $180,000 for the years ended December 31, 2024 and December 31, 2025, respectively.

8. Stockholders’ Equity

Authorized Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock at par value of $0.001 per share.

Reverse Stock Split

On June 18, 2025, the Company filed a certificate of amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to effectuate a 1-for-10 reverse stock split. The Company’s common stock began trading on a split-adjusted basis at the opening of trading on the Nasdaq Capital Market on June 20, 2025. When the reverse stock split became effective, every 10 shares of common stock were automatically reclassified and combined into one share of common stock. No fractional shares were issued as a result of the split. Stockholders who would otherwise have received a fractional share automatically had their fractional interests rounded up to the next whole share, after aggregating all the fractional interests of a holder resulting from the split. The reverse stock split affected all stockholders uniformly and will not change any stockholder’s percentage ownership interest or any stockholder’s proportionate voting power, except for immaterial changes that may result from the treatment of fractional shares. The split did not change the number of authorized shares of common stock or the par value per share of the common stock.

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

Issuance of Common Stock and Warrants from Initial Public Offering

During July 2021, as a result of its initial public offering, the Company issued 500,000 shares of common stock and 400,000 warrants to investors in exchange for cash at $50.00 per unit, consisting of $49.90 per share of common stock and $.0.10 per four fifths of a warrant. The warrants have a 5-year term and an exercise price of $60.00 per warrant. The underwriters exercised their option to purchase an additional 60,000 warrants, and the Company received $7,500 in proceeds.

As a result of the initial public offering, the Company’s outstanding convertible notes and unpaid accrued interest were converted into 73,691 shares of common stock. Additionally, in accordance with the original terms of the warrant agreements convertible noteholders were granted a total of 18,419 common stock warrants with a 5-year term and with an exercise price of $60.00 per warrant.

The warrants from the initial public offering are equity classified. The following table summarizes activity for the Company’s IPO warrants for the year ended December 31, 2025:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	478,419	60.00	1.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, December 31, 2025	478,419	60.00	0.54	-

Issuance of Common Stock Upon Conversion of Series A and Series B Preferred Stock

On June 26, 2023, the Company held its annual shareholder meeting and, as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained (see Note 9). On July 11, 2023, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Series A Certificate of Designation”), the Company issued a total of 1,951,621 shares of common stock and 43,649 Series A-2 Preferred Stock in settlement of the auto-conversion of the Series A-1 Preferred Stock.

On March 26, 2024, the Company issued 285,000 shares of common stock upon conversion of 1,396.50 shares of Series A-2 Prime Preferred Stock.

On June 20, 2024, we held our annual stockholder meeting, and as a result, stockholder approval for the conversion of the Series B-1 Convertible Preferred Stock was obtained (see Note 10). On July 5, 2024, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock, the Company issued 4,211,800 shares of common stock and 7,882 shares of Series B-2 preferred stock in settlement of the automatic conversion of the Series B-1 Convertible Preferred Stock.

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

In June 2025, the Company issued 277,000 shares of common stock upon the exercise and conversion of Series A-3 warrants and received $1.5 million in exercise proceeds.

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

9. Issuance of Series A-1 Preferred Stock

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

Conversion. Subject to the limitations set forth in the Amended Certificate of Designation, at the option of the holder, each share of Series A-2 Prime Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock shall be convertible into a number shares of common stock obtained by dividing the Original Per Share Price ($1,000) of each such share of Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock by the applicable conversion price of $4.90, $0.54, $0.59 and $0.74 for the Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock, respectively. Pursuant to the terms of the Certificate of Correction to the Amended Series A Certificate of Designation filed on August 13, 2025 (which correction was effective as of March 14, 2024 pursuant to Section 103(f) of the Delaware General Corporation Law), there was no adjustment to the conversion prices for the Series A-3, A-4 and A-5 Preferred Stock as there were no shares outstanding in such series of preferred stock at the time of the reverse stock split. As of December 31, 2025, there were 2,265 shares of Series A-2 Prime Preferred Stock outstanding.

10. Issuance of Series B-1 Preferred Stock and Series B-2 Preferred Stock

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

Conversion: Subject to the limitations set forth in the Series B Certificate of Designation, at the option of the holder thereof, each share of Series B-2 Preferred Stock, is convertible into the number of shares of common stock equal to the quotient of (A) the stated value ($1,000), divided by (B) the conversion price of $10.00. As of December 31, 2025, all shares of Series B-2 Preferred Stock have been converted into common stock.

11. Warrant Liability

In connection with the Series A Preferred Stock Offering (see Note 9), the Company issued the Warrants.

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

The MCS valuation model was used for the valuation performed as of the transaction inception on March 3, 2023, and on March 31, 2023, due to uncertainty in the timing of shareholder approval and the potential variability in the Warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the Warrants became fixed. Therefore, as of December 31, 2024 and December 31, 2025, the fair value of the Warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) discount for lack of marketability, and (vii) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the liability associated with the three tranches of Warrants at December 31, 2024 and December 31, 2025.

Tranche A Warrant	At December 31, 2024	At December 31, 2025
Fair value of underlying stock	$7.90	$5.77
Exercise price	$5.39	$5.39
Volatility	105.4% – 111.3%	61.6% – 100.3%
Risk free rate	4.2%	3.5% – 3.7%
Dividend yield	0%	0%
Term (in years)	0.5 – 1.5	0.2 – 1.0
Discount for lack of marketability	7.5%	5.0%
Probability for receipt of FDA approval for oxylanthanum carbonate	38.48% - 39.29%	64.80% - 66.83%

Tranche B Warrant	At December 31, 2024	At December 31, 2025
Fair value of underlying stock	$7.90	$5.77
Exercise price	$5.93	$5.93
Volatility	105.4% – 125.2%	100.3% - 108.2%
Risk free rate	4.2%	3.5%
Dividend yield	0%	0%
Term (in years)	1.0 – 2.0	0.7 - 1.5
Discount for lack of marketability	7.5%	5%
Probability for receipt of Transitional Drug Add-On Payment Adjustment approval for oxylanthanum carbonate	30%	70.0%

Tranche C Warrant	At December 31, 2024	At December 31, 2025
Fair value of underlying stock	$7.90	$5.77
Exercise price	$7.41	$7.41
Volatility	105.4% – 125.2%	99.0% - 105.0%
Risk free rate	4.2%	3.5%
Dividend yield	0%	0%
Term (in years)	1.5 – 2.5	1.2 – 2.0
Discount for lack of marketability	7.5%	5%
Probability for public disclosure of financial results for four (4) quarters of commercial sales for oxylanthanum carbonate following receipt of Transitional Drug Add-On Payment Adjustment approval	0.01% - 27.46%	1.56% - 51.2%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of December 31, 2024 and December 31, 2025, the Company estimated the fair value of the Warrants to be $18.9 million and $16.9 million, respectively.

The following table summarizes activity, on an as-converted to common shares basis, for the Company’s preferred stock warrants for the year ended December 31, 2025:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	16,095,817	$6.40	2.12	$-
Warrants contingently issuable	-	-	-	-
Warrants exercised	(277,000)	-	-	-
Outstanding, December 31, 2025	15,818,817	$6.41	1.12	$-

12. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 130,233 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, and accordingly, at December 31, 2023, approximately 1,277,600 shares were reserved for issuance. On June 20, 2024, shareholders approved a further increase of 800,000 shares, to the number of shares reserved, for a total of 2,077,600 shares. On January 1, 2025, pursuant to a 4% evergreen increase provision in the 2021 Plan, the amount of shares reserved under the Plan increased by 1,235,316 shares, to the number of shares reserved, for a total of 3,312,916 shares. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of December 31, 2024, approximately 743,333 shares of common stock were available under the 2021 Plan. As of December 31, 2025, there are approximately 1,310,150 shares of common stock available under the 2021 Plan. On January 1, 2026, pursuant to a 4% evergreen increase provision in the 2021 Plan, the amount of shares reserved under the Plan increased by 884,570 shares, to the number of shares reserved, for a total of 4,197,486 shares.

The following table summarizes activity for stock options under all plans for the year ended December 31, 2025:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2024	1,367,114	$10.01	8.59	$705
Options granted	669,500	$4.81	9.56	$-
Options forfeited	(3,500)	$5.70	-	$-
Options exercised	-	$-	-	$-
Outstanding, December 31, 2025	2,033,114	$8.31	8.23	$10,347

Options vested and exercisable as of December 31, 2025	896,043	$10.79	7.13	$4,219

The grant date fair value of options granted during the year ended December 31, 2025, was approximately $2.8 million.

As of December 31, 2025, the unrecognized compensation cost related to outstanding stock options was $5.6 million, which is expected to be recognized as expense over approximately 3.6 years.

During the year ended December 31, 2021, employees and consultants exercised a total of 38,372 stock options and the Company received $119,000 in proceeds. A portion of these options were exercised early (prior to vesting), and as of December 31, 2024, none of the options remained unvested. Proceeds received related to the vested portion of options of $2,500 were reclassified to equity during the year ended December 31, 2024.

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

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the years ended December 31, 2024 and 2025 (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2025

Research and development	$1,058	$1,201
General and administrative	1,292	1,440
Total stock-based compensation	$2,350	$2,641

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

Expected Dividend – Through December 31, 2025, the Company has never declared nor paid any cash dividends on common stock. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of oxylanthanum carbonate by the FDA if obtained, and the commencement of commercial sales.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the years ended December 31, 2024 and December 31, 2025:

	Year Ended December 31, 2024	Year Ended December 31, 2025

Expected volatility	105%-107%	107.44% - 116.54%
Risk-free interest rate	3.78% - 4.65%	3.75% - 4.38%
Dividend yield	-%	-%
Expected term	6.25 years	5.50 years - 6.25 years

13. Income Taxes

The Company’s pre-tax loss for the years ended December 31, 2024 and 2025 is from U.S. operations. For the years ended December 31, 2024 and 2025, the Company did not record a current or deferred income tax expense or benefit.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rate of 21% to the net loss is summarized for the year ended December 31, 2024 as follows:

Year Ended
December 31, 2024
Income taxes (benefit) at statutory rates	21.00%
State income tax (benefit), net of federal benefit	5.84%
Change in valuation allowance	(23.12)%
Fair value adjustment on warrants	(3.32)%
Officers’ compensation	(1.05)%
Other	0.65%
Effective income tax rate	0.00%

The table below provides the updated requirements of ASU 2023-09 (in thousands) for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percentage
Provision for income taxes at U.S. federal statutory rate	$(5,576)	21.00%
State and local income taxes, net of federal benefit (1)	(178)	0.67%
Tax Credits
Research and development (“R&D”) credits	(458)	1.72%
Changes in valuation allowance	5,599	(21.09)%
Non-taxable or non-deductible items:
Officers’ compensation	279	(1.05)%
Fair value adjustment on warrants	(424)	1.60%
Other	122	(0.45)%
Changes in unrecognized tax benefits	636	(2.40)%
Other adjustments:
Other	-	0.00%
	$-	0.00%

(1) The state(s) that contribute to the majority (greater than 50%) of the tax effect in this category is California for year ending December 31, 2025.

The Company did not pay federal or state cash income taxes or have cash income taxes refunded in the year ended December 31, 2025.

Deferred tax assets and liabilities are recognized for the expected tax consequences attributable to the differences between financial reporting and the tax basis of existing assets and liabilities and operating loss carryforward, and they are measured using enacted tax rates expected to be in effect when differences are expected to reverse. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such loss carryforward and deferred tax asset will not be realized. Significant components of the Company’s deferred tax assets at December 31, 2024 and 2025 are shown below (in thousands):

	December 31,	December 31,
	2024	2025
Deferred tax assets:
Stock-based compensation	$730	$1,041
Net operating losses carryforwards	11,022	16,651
Depreciation and amortization	960	915
Capitalized research	6,572	7,023
Accrued expenses	553	30
Other	-	37
Total gross deferred tax assets	19,837	25,697
Less: valuation allowance	(19,668)	(25,669)
Net deferred tax assets, net of valuation allowance	$169	$28

Deferred tax liabilities:
Other	$(169)	$(28)
Total deferred tax liabilities	(169)	(28)
Net deferred tax assets / liabilities	$-	$-

The valuation allowance increased by $6 million during the year ended December 31, 2025. The Company has concluded, based upon ASC 740, that it is more likely than not the Company will not realize any benefit from the deferred tax assets related to certain Federal and state net operating loss and credit carryforwards. Accordingly, the Company has established a full valuation allowance against its Federal and state deferred tax assets.

As of December 31, 2025, the Company had available Federal and state net operating loss carryforwards of approximately $64 million and $46.8 million, respectively, to reduce future taxable income, if any. Federal net operating losses generated prior to 2018 and all state net operating losses generated expire in varying amounts beginning in 2037. The net operating losses generated after 2017 do not expire and will be able to offset 80% of taxable income generated in the future.

As of December 31, 2025, the Company had research and development credit carryforwards of approximately $1.8 million and $0.9 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. These credits are fully reserved against under ASC 740-10. The federal credit carryforwards begin to expire in 2037, and the state credit carryforwards can be carried forward indefinitely.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The effect of an ownership change would be the imposition of annual limitation on the use of net operating loss (“NOL”) carryforwards attributable to periods before the change in ownership. An assessment of such ownership changes under Section 382 of the Code was not completed through December 31, 2025, and as such the Company is not able to determine the impact on the NOLs and tax credit carryforwards, if any, as of the date of the financial statements. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized.

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

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2024 and 2025 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2024	2025
Beginning balance	$1,027	$1,985
Additions related to current year positions	958	649
Additions related to prior year positions	-	34
Ending balance	$1,985	$2,668

As of December 31, 2024 and 2025, the total unrecognized tax benefit was approximately $2 million and $2.7 million, respectively. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. Tax years 2018 and forward remain open to examination due to the carryover of NOL carryforwards. There are no ongoing examinations by taxing authorities at this time.

On July 4, 2025, the U.S. President signed into law H.R.1, the legislation commonly known as the One Big Beautiful Bill Act (OBBBA). This legislation extended, modified, or made permanent many of the tax provisions which were initially enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017. The OBBBA contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest, bonus depreciation modifications, as well as international tax provision modifications. These tax provisions apply to either tax years beginning after December 31, 2024 or December 31, 2025. The impact of this legislation was not material to the Company’s financial position and results of operation for the year ended December 31, 2025.

Income Taxes Disclosures – In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard prospectively for the period ending December 31, 2025. The adoption of the standard impacted the 2025 income tax disclosures.

14. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share of common and preferred stock (in thousands, except share and per share data):

	Year Ended December 31,	Year Ended December 31,
	2024	2025
Basic net loss per share
Numerator:
Net loss	$(36,729)	$(26,555)
Cash Dividends to Series B holders	(1,095)	-
Net loss attributable to common shares, basic and diluted	(37,824)	(26,555)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	6,698,513	15,886,876
Net loss per share attributable to common stockholders, basic and diluted	$(5.65)	$(1.67)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,	Year Ended December 31
	2024	2025

Options to purchase common stock	1,367,114	2,033,114
Warrants to purchase common stock	478,419	478,419
Restricted stock units	2,177	3,677
Common stock issuable upon conversion of Series B-2 convertible preferred stock	300,000	-
Common stock issuable upon conversion of Series A-2 Prime convertible preferred stock	1,255,145	462,245
Warrants to purchase convertible preferred stock	16,095,817	15,818,817
Total	19,498,672	18,796,272

15. Subsequent Events

Subsequent to December 31, 2025, pursuant to a sales agreement dated November 13, 2024 between the Company and Guggenheim Securities, LLC, as amended by Amendment No. 1 thereto dated November 14, 2025, the Company sold 3,123,537 shares of common stock at an average price of $6.51 per share, resulting in net proceeds to the Company of approximately $19.6 million.

On March 12, 2026, a purported stockholder made a demand on the Company’s Board of Directors to commence a civil action against certain of the Company’s current and former officers and directors for breaching their fiduciary duties based on the same alleged misconduct as alleged in the Securities Class Action and Derivative Actions described in Note 7 (the “Demand”). At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the Securities Class Action, the Derivative Actions, or the Demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer determined that we maintained effective internal control over financial reporting as of December 31, 2025.

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

As of December 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2026 (the “2026 Proxy Statement”), under the heading “Election of Directors.”

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

We have adopted an insider trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Capital Market listing standards. Our insider trading policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the heading “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2026.”

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

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Description
1.1	Sales Agreement, dated as of November 13, 2024, between the Company and Guggenheim Securities, LLC (incorporated by reference to Exhibit 1.1 of Form S-3 filed on November 13, 2024)
1.2	Amendment No. 1 to Sales Agreement, dated November 14, 2025, between Unicycive Therapeutics, Inc. and Guggenheim Securities, LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on November 14, 2025)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
3.2	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 6, 2023)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.6 to Form 8-K filed on March 14, 2024)
3.5	Certificate of Elimination of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 14, 2024)
3.6	Certificate of Elimination of Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 14, 2024)
3.7	Certificate of Elimination of Series A-3 Preferred Stock (incorporated by reference to Exhibit 3.3 to Form 8-K filed on March 14, 2024)
3.8	Certificate of Elimination of Series A-4 Preferred Stock (incorporated by reference to Exhibit 3.4 to Form 8-K filed on March 14, 2024)
3.9	Certificate of Elimination of Series A-5 Preferred Stock (incorporated by reference to Exhibit 3.5 to Form 8-K filed on March 14, 2024)
3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 14, 2024)
3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2024).
3.12	Certificate of Correction to Series B Preferred Certificate of Designation filed with the Delaware Secretary of State on November 8, 2024, incorporated by reference to Exhibit 3.1 to Form 10-Q for the period ended September 30, 2024 filed on November 13, 2024
3.13	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated June 18, 2025, (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 20, 2025)
3.14	Certificate of Correction to Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Voting Preferred Stock filed with the Delaware Secretary of State on August 13, 2025, (incorporated by reference to Exhibit 3.1 to Form 10-Q for the period ended June 30, 2025 filed on August 14, 2025)
4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Form S-1 filed on May 21, 2021)
4.2	Form of Warrant Agent Agreement (including the terms of the Warrant) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
4.3	Form of Underwriter’s Unit Purchase Option (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
4.4*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.5	Form of Specimen Stock Certificate for Series A-1 Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 6, 2023)
4.6	Form of Tranche A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 6, 2023)
4.7	Form of Tranche B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 6, 2023)
4.8	Form of Tranche C Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 6, 2023)
4.9	Form of Amended and Restated Tranche A Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 14, 2024)
4.10	Form of Amended and Restated Tranche B Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K/A filed on April 14, 2025)
4.11	Form of Amended and Restated Tranche C Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K/A filed on April 14, 2025)
10.1+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.2+	2019 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.3+	2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-1 filed on June 7, 2021)
10.4	Assignment and Asset Purchase Agreement by and between the Company and Spectrum Pharmaceuticals, Inc., dated September 20, 2018 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed on June 7, 2021)

10.5	Exclusive License Agreement by and between the Company and Sphaera Pharma Pte. Ltd., dated October 1, 2017 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.6	Service Agreement by and between the Company and Globavir Biosciences, Inc. dated July 1, 2017 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed on June 7, 2021)
10.7+	Employment Agreement by and between the Company and Shalabh Gupta, M.D., dated May 18, 2021 (incorporated by reference to Exhibit 10.7 to Form S-1 filed on May 21, 2021)
10.8+	Employment Agreement by and between the Company and Pramod Gupta, M.D., dated March 22, 2021 incorporated by reference to Exhibit 10.8 to Form S-1 filed on May 21, 2021)
10.9+	Amendment to Employment Agreement by and between the Company and Pramod Gupta, M.D., dated April 28, 2021 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on May 21, 2021)
10.10#	Master Services Agreement, dated February 8, 2021, by and between Unicycive Therapeutics, Inc. and Ascent Development Services, Inc. (incorporated by reference to Exhibit 10.10 to Form S-1 filed on May 21, 2021)
10.11#	License Agreement effective as of July 14, 2022 by and between Unicycive Therapeutics, Inc. and Lee’s Pharmaceutical (HK) Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2022)
10.12#	License Agreement effective as of February 1, 2023 by and between Unicycive Therapeutics, Inc. and Lotus International Pte Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 2, 2023)
10.13	Form of Securities Purchase Agreement, dated March 3, 2023, by and between Unicycive Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2023)
10.14	Placement Agency Agreement, dated March 3, 2023 by and between Unicycive Therapeutics, Inc. and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 6, 2023)
10.15	Form of Amendment No. 1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 10, 2023)
10.16	Form of Exchange Agreement dated March 13, 2024 by and between Unicycive Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2024)
10.17	Securities Purchase Agreement, dated March 13, 2024, by and between Unicycive Therapeutics, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2024)
10.18+	Second Amended and Restated 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit C to registrant’s Proxy Statement on Schedule 14A filed on April 26, 2024
10.19	Manufacturing and Supply Agreement dated as of October 31, 2020 by and between Unicycive Therapeutics, Inc. and Shilpa Medicare Ltd. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2024)
10.20	First Amendment to Manufacturing and Supply Agreement dated June 25, 2024 by and between Unicycive Therapeutics, Inc. and Shilpa Medicare Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 14, 2024)
10.21+	Employment Agreement (this “Agreement”), dated August 12, 2024, by and among Unicycive Therapeutics Inc. and Doug Jermasek. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 14, 2024)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 31, 2022).
19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 to Form 10-K filed on March 31, 2025
23.1*	Consent of Grassi & Co., CPAs, P.C., independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on March 28, 2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICYCIVE THERAPEUTICS, INC.

March 30, 2026	/s/ Shalabh Gupta
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

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman of the Board of Directors	March 30, 2026
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	March 30, 2026
John Townsend	(Principal Financial and Accounting Officer)

/s/ Sandeep Laumas, M.D.	Director	March 30, 2026
Sandeep Laumas, M.D.

/s/ Saraswati Kenkare-Mitra, Ph.D.	Director	March 30, 2026
Saraswati Kenkare-Mitra, Ph.D.

/s/ Gaurav Aggarwal, M.D.	Director	March 30, 2026
Gaurav Aggarwal, M.D.