Form 10-Q
period 2026-03-31
Unicycive Therapeutics, Inc.
filed 2026-05-12
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

1975 W. El Camino Real, Suite 204

Mountain View, CA 94040

(650) 351-4495

(Address and telephone number of principal executive offices)

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

As of May 12, 2026, there were 26,700,027 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	March 31,
	2025	2026
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,198	$37,371
Prepaid expenses and other current assets	7,692	8,959
Marketable securities	12,071	17,215
Total current assets	48,961	63,545
Right of use asset, net	108	813
Property and equipment, net	66	48
Total assets	$49,135	$64,406
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$383	$1,140
Accrued liabilities	1,523	3,052
Warrant liability	16,915	21,695
Operating lease liability - current	117	598
Total current liabilities	18,938	26,485
Operating lease liability – long term	-	217
Total liabilities	18,938	26,702
Commitments and contingencies (Note 7)
Stockholders’ equity:
Series A-2 Prime preferred stock, $0.001 par value per share – 21,388.01 Series A-2 Prime shares authorized at December 31, 2025, and March 31, 2026; 2,265 Series A-2 Prime shares issued and outstanding at December 31, 2025, and March 31, 2026	-	-
Series B-2 preferred stock, $0.001 par value per share – 50,000 Series B-2 shares authorized at December 31, 2025, and March 31, 2026; zero Series B-2 shares issued and outstanding at December 31, 2025, and March 31, 2026	-	-
Preferred stock, $0.001 par value per share— 10,000,000 shares authorized at December 31, 2025, and March 31, 2026; zero shares issued and outstanding at December 31, 2025, and March 31, 2026	-	-
Common stock, $0.001 par value per share – 400,000,000 shares authorized at December 31, 2025, and March 31, 2026; 22,114,245 and 25,237,782 shares issued and outstanding at December 31, 2025, and March 31, 2026, respectively	22	25
Accumulated other comprehensive (loss) income	(1)	6
Additional paid-in capital	158,001	178,321
Accumulated deficit	(127,825)	(140,648)
Total stockholders’ equity	30,197	37,704
Total liabilities and stockholders’ equity	$49,135	$64,406

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations and Comprehensive Income (Loss)

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2026
Operating expenses:
Research and development	$2,171	$1,607
General and administrative	5,818	6,830
Total operating expenses	7,989	8,437
Loss from operations	(7,989)	(8,437)
Other income (expenses):
Interest income	226	394
Interest expense	(15)	-
Change in fair value of warrant liability	8,348	(4,780)
Total other income (expenses)	8,559	(4,386)
Net income (loss)	570	(12,823)
Other comprehensive loss:
Unrealized loss on marketable securities, net	-	(1)
Net comprehensive income (loss)	$570	$(12,824)
Net comprehensive income (loss) attributable to common stockholders, basic	$510	$(12,824)
Net comprehensive loss attributable to common stockholders, diluted	$(6,214)	$(12,824)
Net comprehensive income (loss) per share
Basic	$0.04	$(0.54)
Diluted	$(0.50)	$(0.54)
Weighted-average shares outstanding used in computing net comprehensive income (loss) per share:
Basic	11,681,881	23,908,153
Diluted	12,383,477	23,908,153

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Series A-2 Prime Preferred Stock		Series B-2 Preferred Stock		Additional Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	11,384,236	$11	6,150.21	$-	3,000	$-	$108,690	$(101,270)	$7,431
Net income	-	-	-	-	-	-	-	570	570
Conversion of Series A-2 Prime preferred stock into common stock	140,000	-	(686)	-	-	-	-	-	-
Issuance of common stock for cash, net of issuance costs	450,738	1	-	-	-	-	2,706	-	2,707
Stock-based compensation expense	-	-	-	-	-	-	563	-	563
Balance at March 31, 2025	11,974,974	$12	5,464.21	$-	3,000	$-	$111,959	$(100,700)	$11,271

	Common Stock		Series A-2 Prime Preferred Stock		Additional Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	22,114,245	$22	2,265	$-	$158,001	$(127,825)	$(1)	$30,197
Net loss	-	-	-	-	-	(12,823)		(12,823)
Issuance of common stock for cash, net of issuance costs	3,123,537	3	-	-	19,566	-	-	19,569
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	7	7
Stock-based compensation expense	-	-	-	-	754	-	-	754
Balance at March 31, 2026	25,237,782	$25	2,265	$-	$178,321	$(140,648)	$6	$37,704

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026
Cash flows from operating activities
Net income (loss)	$570	$(12,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8	8
Loss on disposal of assets	-	18
Stock-based compensation expense	563	754
Change in fair value of warrant liability	(8,348)	4,780
Amortization of operating lease right of use asset	127	203
Amortization of investments in marketable securities	-	12
Changes in assets and liabilities:
Prepaid expense and other current assets	(2,481)	(1,267)
Accounts payable and accrued liabilities	791	2,285
Operating lease liability	(133)	(211)
Net cash used in operating activities	(8,903)	(6,241)
Cash flows from investing activities
Purchases of marketable securities	-	(5,149)
Purchases of property and equipment	(16)	(8)
Realized gain on marketable securities	-	2
Net cash used in investing activities	(16)	(5,155)
Cash flows from financing activities
Gross proceeds from secondary public offering	2,790	20,174
Commissions paid on secondary public offering	(84)	(605)
Payments on financed insurance policies	(160)	-
Net cash provided by financing activities	2,546	19,569
Net increase (decrease) in cash and cash equivalents	(6,373)	8,173
Cash and cash equivalents at the beginning of the period	26,142	29,198
Cash and cash equivalents at the end of the period	$19,769	$37,371
Supplemental cash flow information
Initial recognition of right-of-use assets and corresponding lease liabilities	$-	$908
Deferred insurance charges included in prepaid expenses and other current assets	$142	$-
Deferred preclinical and other charges included in prepaid expenses and other current assets	$290	$-
Cash paid for interest	$6	$-

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

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company continues its drug development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2025 and March 31, 2026, the Company had an accumulated deficit of $127.8 million and $140.6 million, respectively.

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

During the quarter ended March 31, 2026, the Company sold 3,123,537 shares of common stock pursuant to a sales agreement, with Guggenheim Securities, LLC, at an average price of $6.46 per share and paid $0.6 million in commissions, resulting in net proceeds to the Company of approximately $19.6 million.

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

The accompanying unaudited financial statements of the Company as of March 31, 2026 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2026, or for any subsequent period. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 30, 2026.

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

Cash and Cash Equivalents

Highly liquid investments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition are considered cash equivalents. As of December 31, 2025, cash and cash equivalents consist of cash deposited with banks, money market funds, investment in corporate bonds with original maturities of three months or less, and U.S. Treasury bills. As of March 31, 2026, cash and cash equivalents consist of cash deposited with banks, money market funds, and investment in corporate bonds with original maturities of three months or less.

Marketable Securities

Marketable securities consist of corporate debt securities with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from, the balance sheet date. The Company classifies its investment in marketable securities as available-for-sale, as the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its investments in debt securities at the time of purchase. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as accumulated other comprehensive income (loss).The carrying value of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, the net amount of which, along with interest and realized gains and losses, is included under other income (expense) in the statements of operations and comprehensive income (loss).

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

Warrant Liability

In conjunction with the issuance of Series A-1 Preferred Stock (see Note 9), the Company established a warrant liability as of March 3, 2023, representing the fair value of warrants that may be issued (and have since been issued), subject to shareholder approval, upon conversion of the Series A-1 Preferred Stock which was received on June 26, 2023. The Company accounts for these warrants as liabilities (in accordance with ASC 480, Distinguishing Liabilities from Equity) on the balance sheets as a result of certain redemption clauses that are not within the control of the Company. The warrant liability was initially measured at fair value and is remeasured at fair value each reporting period. Changes in the fair value of the warrant liability are recognized in earnings during each period. The warrant liability is measured using Level 3 fair value inputs. See Note 11 for a description of the Company’s warrant liability and the related valuations.

Segment Information

The Company reports its segment information to reflect the manner in which the Company’s Chief Operating Decision Maker (“CODM”) reviews and assesses performance. The Company’s Chief Executive Officer has the responsibility as the CODM to review and assess the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net (loss) income and operating (loss) income. The CODM uses net income (loss) and operating (loss) income to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net (loss) income and operating (loss) income is disclosed in the statements of operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the statements of operations and comprehensive income (loss).

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. No impairment charges were recorded on the Company’s property and equipment during the three months ended March 31, 2026 and 2025.During the three months ended March 31, 2026 the Company recorded the disposal of fixed assets with the net book value of $18,000 which was associated with the old lease. No proceeds were received in the disposal.

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

The following tables present the approximate value of assets and liabilities measured at fair value on a recurring basis within the Company’s balance sheets as of March 31, 2026 by the fair value hierarchy (in thousands):

	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$37,371	$-	$-	$37,371
Total cash and cash equivalents at fair value	$37,371	$-	$-	$37,371

	(Level 1)	(Level 2)	(Level 3)	Total
Corporate bonds	$-	$17,215	$-	$17,215
Total marketable securities at fair value	$-	$17,215	$-	$17,215

Refer to Note 3 for disclosures related to cash equivalents and marketable securities.

	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$21,695	$21,695
Total liabilities at fair value	$-	$-	$21,695	$21,695

The following tables present the approximate value of assets and liabilities measured at fair value on a recurring basis within the Company’s balance sheets as of December 31, 2025 by the fair value hierarchy (in thousands):

	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$29,198	$-	$-	$29,198
Total cash and cash equivalents at fair value	$29,198	$-	$-	$29,198

	(Level 1)	(Level 2)	(Level 3)	Total
Corporate bonds	$-	$12,071	$-	$12,071
Total marketable securities at fair value	$-	$12,071	$-	$12,071

Refer to Note 3 for disclosures related to cash equivalents and marketable securities.

	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$16,915	$16,915
Total liabilities at fair value	$-	$-	$16,915	$16,915

The following table summarizes the changes in fair value of the warrant liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs (in thousands):

Three Months Ended March 31, 2025
Fair value at January 1, 2025	$18,936
Change in fair value of warrants	(8,348)
Fair value at March 31, 2025	$10,588

Three Months Ended March 31, 2026

Fair value at January 1, 2026	$16,915
Change in fair value of warrants	4,780
Fair value at March 31, 2026	$21,695

The income relating to the change in fair value of the warrant liability of $8.3 million and expense of $4.8 million for the three months ended March 31, 2025 and March 31, 2026, respectively, is included in other income (expenses) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2025, and March 31, 2026, the recorded values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of the instruments. Cash and cash equivalents, accounts payable, and accrued liabilities are Level 1 financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The cash and cash equivalents the Company uses to satisfy working capital and operating expense needs are held in accounts at various financial institutions. Cash balances may at times exceed federally insured limits. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. No such losses have been incurred through March 31, 2026.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets represent costs incurred that benefit future periods. These costs are amortized over specific time periods based on the agreements.

Research and Development Expenses

Substantially all the Company’s research and development expenses consist of expenses incurred in connection with the development of the Company’s product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on the Company’s behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for the Company’s research and product development employees. The Company expenses both internal and external research and development costs as incurred.

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

Income Taxes

The Company accounts for corporate income taxes in accordance with GAAP as stipulated in ASC740, Income Taxes, (“ASC 740”). This standard entails the use of the asset and liability method of computing the provision for income tax expense. Current tax expense results from corporate tax payable at the Federal and California jurisdictions for the Company, which relates to the current accounting period. Deferred tax expense results primarily from temporary differences between financial statement and tax return reporting, which result in additional tax payable in future periods. Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates and law. Net future tax benefits are subject to a valuation allowance when management expects that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available for sale, securities and is recognized as separate components of stockholders’ equity, As of March 31, 2026, accumulated comprehensive income of $6,000 related to marketable securities was recorded.

Net Income (Loss) per Share

Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. Basic and diluted net income (loss) for common stock and for preferred stock is computed by dividing the sum of distributed earnings and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for the period. Diluted net income (loss) per share includes potentially dilutive securities outstanding for the period. See Note 13 for reconciliations of basic and diluted net income (loss) per share.

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

Accounting pronouncements recently adopted

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

In November 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements,” which clarified interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard on its financial statements.

3. Cash, Cash Equivalents, and Marketable Securities

The following table summarizes the Company’s investments as of March 31, 2026 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$37,371	$-	$-	$37,371
Investments in corporate bonds	17,210	5		17,215
Total cash, cash equivalents and investments in marketable securities	$54,581	$5	$-	$54,586

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$24,172	$-	$-	$24,172
U.S. Treasury Bills	3,449	-	-	3,449
Money Market	1,577			1,577
Investments in corporate bonds	12,072	-	(1)	12,071
Total cash, cash equivalents and investments in marketable securities	$41,270	$-	$(1)	$41,269

The Company classifies its investments in corporate bonds as available-for-sale. Unrealized gains and losses on these securities are included as a component of comprehensive income (loss). The Company’s investments in corporate bonds as of March 31, 2026 is $17.2 million and as of December 31, 2025 was $12.1 million.

On March 31, 2026, the remaining contractual maturities of all the Company’s available-for-sale investments were less than twelve months. As of March 31, 2026, the Company has not established an allowance for credit losses for any of its available-for-sale securities.

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

In June 2024, the Company entered into the First Amendment to Manufacturing and Supply Agreement with Shilpa (the “Amendment”) in anticipation of an increased manufacturing demand for OLC. Pursuant to the Amendment, the Company has agreed to make a binding purchase order for tablets of OLC and Shilpa had agreed to deliver such order by September 30, 2025. Additional purchases are based on approval of the drug. Further, the Company has agreed to make certain milestone payments and to provide certain funding to Shilpa for a new manufacturing line. The initial term of the Agreement shall continue until the eighth (8th) anniversary of the date of receipt by the Company of FDA approval of its NDA of OLC (the “Initial Term”). Following the Initial Term, the Agreement shall continue in effect for consecutive periods of four (4) years each unless earlier terminated pursuant to the terms of the Agreement.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize oxylanthanum carbonate and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 31,366 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the oxylanthanum carbonate Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 43,838 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for oxylanthanum carbonate is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for oxylanthanum carbonate is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Spectrum Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Spectrum Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million resulting from a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. In February 2023, the Company received an upfront payment of approximately $0.7 million resulting from a sublicense development agreement with Lotus International Pte Ltd. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the year ended March 31, 2026.

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

On June 29, 2023 and October 26, 2023, the Company entered into services agreements with Shilpa related to NDA filing support for oxylanthanum carbonate. The agreements provide for total payments of up to $4.5 million, all of which has been paid as of March 31, 2026.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2025 and March 31, 2026 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2025	2026

Prepaid directors’ and officers’ liability insurance premiums	$332	$181
Prepaid drug manufacturing supply costs	6,189	7,689
Other	1,171	1,089
Total	$7,692	$8,959

Property and equipment as of December 31, 2025 and March 31, 2026 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2025	2026

Leasehold improvements	$65	$36
Lab equipment	26	26
Furniture and fixtures	47	44
Subtotal	138	106
Less accumulated depreciation	(72)	(58)
Net	$66	$48

Depreciation expense was immaterial for the three months ended March 31, 2026 and 2025 and is included in general and administrative expenses.

Accounts payable as of December 31, 2025 and March 31, 2026 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2025	2026

Trade accounts payable	$301	$1,014
Credit card liability	82	126
Total	$383	$1,140

Accrued liabilities as of December 31, 2025 and March 31, 2026 consisted of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2025	2026

Accrued labor costs	$329	$768
Accrued drug development costs	753	631
Other	441	1,653
Total	$1,523	$3,052

6. Operating Lease

The Company leases office space under operating lease arrangements. During the three months ended March 31, 2026, the Company’s previously amended operating lease for 7,404 square feet of office space expired. In connection with this lease, the Company made lease payments of approximately $0.1 million.

In November 2025, the Company entered into a new operating lease for 10,734 square feet of office space, which commenced on February 1, 2026. The lease has an initial term of 1.5 years and includes an option to extend the term for an additional year at the Company’s discretion. At lease commencement, the Company recognized a right-of-use asset and corresponding lease liability based on the present value of the remaining lease payments. Because the lease does not provide a readily determinable implicit rate, the Company used its estimated incremental borrowing rate as of the commencement date. Operating lease cost is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations. During the three months ended March 31, 2026, the Company made lease payments of approximately $0.1 million.

During the three months ended March 31, 2026, the Company reflected amortization of right-of-use asset of approximately $0.1 million, resulting in a right-of-use asset balance of approximately $0.8 million at March 31, 2026. During the three months ended March 31, 2026, the Company made cash payments on the lease of $0.1 million towards the lease liability. As of March 31, 2026, the total lease liability was approximately $0.8 million.

As of March 31, 2026, maturities of the Company’s lease liabilities are as follows (in thousands):

Operating Lease

Year ending December 31, 2026	$478
Year ending December 31, 2027	381
Total lease payments	859
Less imputed interest rate / present value discount	(44)
Present value of lease liability	815
Less current portion	(598)
Long term portion	$217

The remaining lease term and discount rates related to the Company’s right of use assets and lease liabilities for its operating leases were as follows:

	As of	As of
	December 31,	March 31,
	2025	2026

Remaining lease term (in years)	0.25	1.33
Incremental borrowing rate	10%	8.75%

7. Commitments and Contingencies

Contingencies

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s financial statements. On August 15, 2025, a putative shareholder class action complaint captioned Elkhodari v. Unicycive Therapeutics, Inc., et al., Case No. 3:25-cv-06923-JD (the “Securities Class Action”), was filed in the U.S. District Court for the Northern District of California (“Northern District of California”), naming the Company and certain current officers and/or directors of the Company as defendants. The lawsuit generally alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s manufacturing of oxylanthanum carbonate (“OLC”) and the approval prospects of its New Drug Application for OLC for the treatment of hyperphosphatemia in CKD patients on dialysis in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between March 29, 2024, and June 27, 2025, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. On January 27, 2026, lead plaintiff filed an amended complaint. On March 13, 2026, defendants filed their motion to dismiss the amended complaint. On April 27, 2026, lead plaintiff filed his opposition to the motion to dismiss.

On October 30 and November 7, 2025, two purported stockholders of the Company filed derivative complaints in the Northern District of California against certain of the Company’s current officers and directors (collectively, the “Derivative Actions”). The Company is named as a nominal defendant. The complaints are based on the same alleged misconduct as in the Securities Class Action. The complaints assert state law claims on behalf of the Company against the individual defendants for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets, and federal law claims under Section 14(a) of the Exchange Act. On November 20, 2025, the Court issued an order relating the Derivative Actions to the Securities Class Action, and on April 30, 2026, the Court consolidated the Derivative Actions. The Derivative Actions seek unspecified damages on behalf of the Company, corporate governance reforms, disgorgement and restitution, and an award of costs and expenses, including attorneys’ fees.

On March 12, 2026, a purported stockholder made a demand on the Company’s Board of Directors to commence a civil action against certain of the Company’s current and former officers and directors for breaching their fiduciary duties based on the same alleged misconduct as alleged in the above-mentioned Securities Class Action and Derivative Actions (the “Demand”). On March 30, 2026, the Company’s Board of Directors responded that it would defer a final decision on the Demand given the pendency of the Securities Class Action and the Derivative Actions.

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $42,000 and $55,000 for the three months ended March 31, 2025 and March 31, 2026, respectively.

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

The warrants from the initial public offering are equity classified. The following table summarizes activity for the Company’s IPO warrants for the three months ended March 31, 2026:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2025	478,419	60.00	0.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, March 31, 2026	478,419	60.00	0.29	-

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

Conversion. Subject to the limitations set forth in the Amended Certificate of Designation, at the option of the holder, each share of Series A-2 Prime Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock shall be convertible into a number shares of common stock obtained by dividing the Original Per Share Price ($1,000) of each such share of Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock by the applicable conversion price of $4.90, $0.54, $0.59 and $0.74 for the Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock, respectively. Pursuant to the terms of the Certificate of Correction to the Amended Series A Certificate of Designation filed on August 13, 2025 (which correction was effective as of March 14, 2024 pursuant to Section 103(f) of the Delaware General Corporation Law), there was no adjustment to the conversion prices for the Series A-3, A-4 and A-5 Preferred Stock as there were no shares outstanding in such series of preferred stock at the time of the reverse stock split. As of March 31, 2026, there were 2,265 shares of Series A-2 Prime Preferred Stock outstanding.

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

Conversion: Subject to the limitations set forth in the Series B Certificate of Designation, at the option of the holder thereof, each share of Series B-2 Preferred Stock, is convertible into the number of shares of common stock equal to the quotient of (A) the stated value ($1,000), divided by (B) the conversion price of $10.00. As of March 31, 2026, all shares of Series B-2 Preferred Stock have been converted into common stock.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the liability associated with the three tranches of Warrants at December 31, 2025 and March 31, 2026.

Tranche A Warrant	At December 31, 2025	At March 31, 2026
Fair value of underlying stock	$5.77	$6.58
Exercise price	$5.39	$5.39
Volatility	61.6% – 100.3%	66.4% - 99.6%
Risk free rate	3.5% – 3.7%	3.7%
Dividend yield	0%	0%
Term (in years)	0.2 – 1.0	0.2 – 1.0
Discount for lack of marketability	5.0%	5.0%
Probability for receipt of FDA approval for Oxylanthanum carbonate	64.80% - 66.83%	73.44-75.74%

Tranche B Warrant	At December 31, 2025	At March 31, 2026
Fair value of underlying stock	$5.77	$6.58
Exercise price	$5.93	$5.93
Volatility	100.3% - 108.2%	63.6% - 99.6%
Risk free rate	3.5%	3.7%
Dividend yield	0%	0%
Term (in years)	0.7 - 1.5	0.8 - 1.5
Discount for lack of marketability	5.0%	5.0%
Probability for receipt of Transitional Drug Add-On Payment Adjustment approval for Oxylanthanum carbonate	70.0%	70.0%

Tranche C Warrant	At December 31, 2025	At March 31, 2026
Fair value of underlying stock	$5.77	$6.58
Exercise price	$7.41	$7.41
Volatility	99.0% - 105.0%	94.5% - 102.3%
Risk free rate	3.5%	3.7%
Dividend yield	0%	0%
Term (in years)	1.2 – 2.0	1.2 – 2.0
Discount for lack of marketability	5.0%	5.0%
Probability for public disclosure of financial results for four (4) quarters of commercial sales for Oxylanthanum carbonate following receipt of Transitional Drug Add-On Payment Adjustment approval	1.56% - 51.2%	2.7% - 61.41%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of December 31, 2025 and March 31, 2026, the Company estimated the fair value of the Warrants to be $16.9 million and $21.7 million, respectively.

The following table summarizes activity, on an as-converted to common shares basis, for the Company’s preferred stock warrants for the three months ended March 31, 2026:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2025	15,818,817	$6.41	1.12	$-
Warrants contingently issuable	-	-	-	-
Warrants exercised		-	-	-
Outstanding, March 31, 2026	15,818,817	$6.41	0.88	$-

12. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. A total of 130,233 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, and accordingly, at December 31, 2023, approximately 1,277,600 shares were reserved for issuance. On June 20, 2024, shareholders approved a further increase of 800,000 shares, to the number of shares reserved, for a total of 2,077,600 shares. On January 1, 2025, pursuant to a 4% evergreen increase provision in the 2021 Plan, the amount of shares reserved under the Plan increased by 1,235,316 shares, to the number of shares reserved, for a total of 3,312,916 shares. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of March 31, 2025, approximately 1,967,649 shares of common stock were available under the 2021 Plan. As of March 31, 2026, there are approximately 2,194,720 shares of common stock available under the 2021 Plan. On January 1, 2026, pursuant to a 4% evergreen increase provision in the 2021 Plan, the amount of shares reserved under the Plan increased by 884,570 shares, to the number of shares reserved, for a total of 4,197,486 shares.

The following table summarizes activity for stock options under all plans for the three months ended March 31, 2026:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2025	2,033,114	$8.31	8.23	$10,347
Options granted	-	$-	-	$-
Options forfeited	-	$-	-	$-
Options exercised	-	$-	-	$-
Outstanding, March 31, 2026	2,033,114	$8.31	7.99	$11,862

Options vested and exercisable as of March 31, 2026	976,013	$10.51	6.93	$5,344

The grant date fair value of options granted during the three months ended March 31, 2026, was approximately $14.4 million.

As of March 31, 2026, the unrecognized compensation cost related to outstanding stock options was $4.9 million, which is expected to be recognized as expense over approximately 3.3 years.

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

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three months ended March 31, 2025 and 2026 (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2026

Research and development	$263	$344
General and administrative	300	410
Total stock-based compensation	$563	$754

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

Expected Dividend – Through March 31, 2026, the Company has never declared nor paid any cash dividends on common stock. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of oxylanthanum carbonate by the FDA if obtained, and the commencement of commercial sales.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the three months ended March 31, 2025 and March 31, 2026:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026

Expected volatility	108.49%	107.44% - 116.54%
Risk-free interest rate	4.38%	3.75% - 4.38%
Dividend yield	-%	-%
Expected term	6.25 years	5.50 years - 6.25 years

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

The following table sets forth the computation of basic and diluted net loss per share of common and preferred stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2026
Basic net (loss) income per share
Numerator:
Net income (loss)	$570	$(12,824)
Less: Dividend to Series B preferred stockholders	-	-
Net income attributable to participating securities	(60)	-
Net income (loss) attributable to common stockholders, basic	510	(12,824)

Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, basic	11,681,881	23,908,153
Net income (loss) per share attributable to common stockholders, basic	$0.04	$(0.54)

	Three Months Ended March 31,
	2025	2026
Diluted net loss per share
Numerator:
Net income (loss)	$570	$(12,824)
Net income attributable to participating securities	(60)	-
Change in fair value of preferred stock warrant liability	(6,724)	-
Net loss attributable to common stockholders, diluted	(6,214)	(12,824)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, diluted	12,383,477	23,908,153
Net loss per share attributable to common stockholders, diluted	$(0.50)	$(0.54)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,	Three Months Ended March 31
	2025	2026

Options to purchase common stock	1,364,579	2,033,114
Warrants to purchase common stock	478,419	478,419
Restricted stock units	2,177	3,677
Common stock issuable upon conversion of Series B-2 convertible preferred stock	300,000	-
Common stock issuable upon conversion of Series A-2 Prime convertible preferred stock	1,115,145	462,245
Warrants to purchase convertible preferred stock	6,960,353	15,818,817
Total	10,220,673	18,796,272

14. Subsequent Events

Subsequent to March 31, 2026, pursuant to a sales agreement dated November 13, 2024 between the Company and Guggenheim Securities, LLC, as amended by Amendment No. 1 thereto dated November 14, 2025, the Company sold 1,000,000 shares of common stock at an average price of $6.45 per share, resulting in net proceeds to the Company of approximately $6.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three-month period ended March 31, 2026 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Our current development programs are focused on two novel therapies: oxylanthanum carbonate, a next-generation phosphate binder for the treatment of hyperphosphatemia in chronic kidney disease patients on dialysis, and UNI-494, a novel drug candidate in development for the treatment of acute kidney injury. oxylanthanum carbonate and UNI-494 were initially developed by and licensed to us from Spectrum Pharmaceuticals (“Spectrum”) and Sphaera Pharma, respectively. Spectrum conducted a Phase 1 clinical trial with oxylanthanum carbonate in 2012, prior to the grant of our license in 2018. Sphaera conceived and performed initial characterization of various potential pro-drug linkers, including the initial patent application. As discussed herein; after completing IND enabling preclinical studies, we have completed a Phase I clinical study in healthy volunteers with UNI-494 in 2024.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net income was $0.6 million and our net loss was $12.8 million for the three months ended March 31, 2025 and 2026, respectively. As of March 31, 2026, we had an accumulated deficit of $140.6 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Recent Developments

On October 28, 2025,we announced an update from our meeting with the U.S. Food and Drug Administration (FDA) and timing of the resubmission of our New Drug Application (NDA) for Oxylanthanum carbonate (OLC) following receipt of a CRL on June 30, 2025. The Type A FDA meeting was held to discuss the resolution of the single deficiency identified in the CRL related to the compliance status of a third-party manufacturing vendor. No other concerns have been identified to us, including pre-clinical, clinical, or safety data submitted as part of the NDA. Following receipt of the official meeting minutes from the Type A meeting and engaging in discussions with our third-party manufacturing vendor, we resubmitted our NDA to the FDA in December 2025. In January 2026, the FDA accepted the resubmission of the NDA for OLC, deeming the resubmission to be a Class II complete response which has a six-month review period from the date of resubmission, and set a PDUFA target action date of June 29, 2026.

On April 6, 2026, Gaurav Aggarwal, M.D., one of our directors, resigned from our Board of Directors. Dr. Aggarwal’s resignation was not a result of any disagreement with us or our management or Board of Directors on any matter related to our operations, policies, or practices.

Components of Results of Operations

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overheads, including information technology costs and utilities and expenses for the issuance of shares pursuant to the anti-dilution clause in the purchase of in process research and development technology. We expense both internal and external research and development costs as incurred.

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

Other Income (Expenses)

Other income (expenses) consist of the change in fair value of our warrant liability, interest income and interest expense.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2026 (in thousands)

	Three Months Ended March 31,			%
	2025	2026	Change	Change

Operating expenses:
Research and development	$2,171	$1,607	$(564)	(26)%
General and administrative	5,818	6,830	1,012	17%
Total operating expenses	7,989	8,437	448	6%
Loss from operations	(7.989)	(8,437)	(448)	6%
Other income (expenses):
Interest income	226	394	168	74%
Interest expense	(15)	-	15	(100)%
Change in fair value of warrant liability	8,348	(4,780)	(13,128)	(157)%
Total other income (expenses)	8,559	(4,386)	(12,945)	(151)%
Net income (loss)	$570	$(12,823)	$(12,497)	(2,192)%

Research and Development Expenses

Research and development expenses decreased by approximately $0.6 million, or 26%, from approximately $2.2 million for the three months ended March 31, 2025 to approximately $1.6 million for the three months ended March 31, 2026. This decrease was primarily driven by a reduction in drug development costs of $0.5 million and consulting and professional fees and other expenses of $0.2 million, partially offset by an increase in labor of $0.1 million and stock-based compensation of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 17%, from approximately $5.8 million for the three months ended March 31, 2025 to approximately $6.8 million for the three months ended March 31, 2026. This increase was primarily driven by a $0.9 million increase in consulting and professional service costs, and $0.3 million in labor and related expenses. Additionally, rent, travel, supplies, and other costs decreased by $0.2 million, while stock-based compensation grew by $0.1 million.

Other Income (Expenses)

Other income (expenses) decreased by $13.0 million, or 151%, from an income of $8.6 million for the three months ended March 31, 2025, to expense of $4.4 million for the three months ended March 31, 2026. This was primarily driven by a change in the fair value of our warrant liability, partially offset by a decrease of earned interest income during the year as a result of lower average cash balances available for interest-bearing accounts.

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

During the three months ended March 31, 2026, the Company sold 3,123,537 shares of common stock pursuant to the Sales Agreement, at an average price of $6.46 per share and paid $0.6 million in commissions, resulting in net proceeds to the Company of approximately $19.6 million.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2026, we had a net loss of $12.8 million, and we expect to incur substantial additional losses in future periods. As of March 31, 2026, we had an accumulated deficit of $140.6 million.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months ended March 31,
	2025	2026

Net cash (used in) provided by:
Operating activities	$(8,903)	$(6,241)
Investing activities	(16)	(5,155)
Financing activities	2,546	19,569
Net increase in cash and cash equivalents	$(6,373)	$8,173

Cash Flows from Operating Activities

Net cash used in operating activities was $6.2 million for the three months ended March 31, 2026. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $12.8 million after including the effect of non-cash adjustments for stock compensation and change in fair value of our warrant liability.

Net cash used in operating activities was $8.9 million for the three months ended March 31, 2025. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. We reported net income of $0.6 million after including the effect of non-cash adjustments for stock compensation and change in fair value of our warrant liability.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.2 million for the three months ended March 31, 2026 and was due primarily to the purchase of marketable securities.

Net cash used in investing activities was $16,000 for the three months ended March 31, 2025 and was due to the purchase of furniture and fixtures for our corporate office.

Cash Flows from Financing Activities

Net cash provided by financing activities was $19.6 million during the three months ended March 31, 2026, due primarily to sales made under the sales agreement with Guggenheim Securities LLC dated November 13, 2024 as amended by Amendment No. 1 thereto dated November 14, 2025.

Net cash provided by financing activities was $2.5 million during the three months ended March 31, 2025 due primarily to the private placement financing agreement we signed on March 13, 2025 and sales made under the sales agreement with Guggenheim Securities LLC dated November 13, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2026 and through the filing date of this Quarterly Report on Form 10-Q, we did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to debt and equity classification, warrant liabilities, research and development, and stock-based compensation. There have been no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2026 from those used for the year ended December 31, 2025. The below policies represent our critical accounting policies.

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

Research and Development

We expense costs when incurred related to the research and development associated with the design, development and testing of product candidates, as well as acquisition of product candidates or compounds. Research and development expenses include fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees. We expense both internal and external research and development costs as incurred.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and that such information has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer in a manner than allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 15, 2025, a putative shareholder class action complaint captioned Elkhodari v. Unicycive Therapeutics, Inc., et al., Case No. 3:25-cv-06923-JD (the “Securities Class Action”), was filed in the U.S. District Court for the Northern District of California (“Northern District of California”), naming the Company and certain current officers and/or directors of the Company as defendants. The lawsuit generally alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s manufacturing of oxylanthanum carbonate (“OLC”) and the approval prospects of its New Drug Application for OLC for the treatment of hyperphosphatemia in CKD patients on dialysis in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between March 29, 2024, and June 27, 2025, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. On January 27, 2026, lead plaintiff filed an amended complaint. On March 13, 2026, defendants filed their motion to dismiss the amended complaint. On April 27, 2026, lead plaintiff filed his opposition to the motion to dismiss.

On October 30 and November 7, 2025, two purported stockholders of the Company filed derivative complaints in the Northern District of California against certain of the Company’s current officers and directors (collectively, the “Derivative Actions”). The Company is named as a nominal defendant. The complaints are based on the same alleged misconduct as in the Securities Class Action. The complaints assert state law claims on behalf of the Company against the individual defendants for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets, and federal law claims under Section 14(a) of the Exchange Act. On November 20, 2025, the Court issued an order relating the Derivative Actions to the Securities Class Action, and on April 30, 2026, the Court consolidated the Derivative Actions. The Derivative Actions seek unspecified damages on behalf of the Company, corporate governance reforms, disgorgement and restitution, and an award of costs and expenses, including attorneys’ fees.

On March 12, 2026, a purported stockholder made a demand on the Company’s Board of Directors to commence a civil action against certain of the Company’s current and former officers and directors for breaching their fiduciary duties based on the same alleged misconduct as alleged in the above-mentioned Securities Class Action and Derivative Actions (the “Demand”). On March 30, 2026, the Company’s Board of Directors responded that it would defer a final decision on the Demand given the pendency of the Securities Class Action and the Derivative Actions.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2025, except for the following:

We may engage in strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into strategic transactions to acquire other businesses, products or technologies. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms, or at all. Any acquisitions we make may fail to strengthen our competitive position and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies, and operations into our existing business in an effective, timely and non-disruptive manner. Strategic transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We may also be subject to acquisition proposals from third parties. We cannot predict the number, timing or size of future strategic transactions or the effect that any such transactions might have on our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

Director and Officer Trading Arrangements

During our quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2024).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated June 18, 2025, (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 20, 2025)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to Form S-1 filed on June 21, 2021)
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because such information is both not material and is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2026.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman of the Board of Directors	May 12, 2026
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	May 12, 2026
John Townsend	(Principal Financial and Accounting Officer)