Form 10-Q
period 2026-06-30
Unicycive Therapeutics, Inc.
filed 2026-08-12
CIK 1766140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 27,855,257 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unicycive Therapeutics, Inc.

Balance Sheets

(In thousands, except for share and per share amounts)

	As of	As of
	December 31,	June 30,
	2025	2026
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,198	$44,185
Prepaid expenses and other current assets	7,692	9,895
Marketable securities	12,071	17,240
Total current assets	48,961	71,320
Right of use asset, net	108	668
Property and equipment, net	66	41
Total assets	$49,135	$72,029
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$383	$2,234
Accrued liabilities	1,523	2,136
Warrant liability	16,915	13,718
Operating lease liability - current	117	616
Total current liabilities	18,938	18,704
Operating lease liability – long term	-	55
Total liabilities	18,938	18,759
Commitments and contingencies (Note 7)
Stockholders’ equity:
Series A-2 Prime preferred stock, $0.001 par value per share – 21,388.01 Series A-2 Prime shares authorized at December 31, 2025, and June 30, 2026; 2,265 and zero Series A-2 Prime shares issued and outstanding at December 31, 2025, and June 30, 2026, respectively	-	-
Series B-2 preferred stock, $0.001 par value per share – 50,000 Series B-2 shares authorized at December 31, 2025, and June 30, 2026; zero Series B-2 shares issued and outstanding at December 31, 2025, and June 30, 2026	-	-
Preferred stock, $0.001 par value per share— 10,000,000 shares authorized at December 31, 2025, and June 30, 2026; zero shares issued and outstanding at December 31, 2025, and June 30, 2026	-	-
Common stock, $0.001 par value per share – 400,000,000 shares authorized at December 31, 2025, and June 30, 2026; 22,114,245 and 27,855,257 shares issued and outstanding at December 31, 2025, and June 30, 2026, respectively	22	28
Accumulated other comprehensive loss	(1)	(23)
Additional paid-in capital	158,001	195,635
Accumulated deficit	(127,825)	(142,370)
Total stockholders’ equity	30,197	53,270
Total liabilities and stockholders’ equity	$49,135	$72,029

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

Operating expenses:
Research and development	1,750	2,788	3,936	4,396
General and administrative	5,213	7,352	11,031	14,182
Total operating expenses	6,963	10,140	14,967	18,578
Loss from operations	(6,963)	(10,140)	(14,967)	(18,578)
Other income (expenses):
Interest income	155	441	381	836
Interest expense	(13)	-	(13)	-
Change in fair value of warrant liability	374	7,977	8,722	3,197
Total other income (expenses)	516	8,418	9,090	4,033
Net loss	(6,447)	(1,722)	(5,877)	(14,545)
Other comprehensive loss:
Unrealized loss on marketable securities, net	-	(29)	-	(23)
Net comprehensive loss	$(6,447)	$(1,751)	$(5,877)	$(14,568)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.06)	$(0.49)	$(0.57)
Weighted-average shares outstanding used in computing net loss per share	12,302,059	26,917,266	11,993,663	25,421,025

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

			Series A-2 Prime		Series B-2		Series A-3		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	11,384,236	$11	6,150.21	$-	3,000	$-	-	-	$108,690	$(101,270)	$7,431
Net income	-	-	-	-	-	-	-	-	-	570	570
Conversion of Series A-2 Prime preferred stock into common stock	140,000	-	(686)	-	-	-	-	-	-	-	-
Issuance of common stock for cash, net of issuance costs	450,738	1	-	-	-	-	-	-	2,706	-	2,707
Stock-based compensation expense	-	-	-	-	-	-	-	-	563	-	563
Balance at March 31, 2025	11,974,974	$12	5,464.21	$-	3,000	$-	-	$-	$111,959	$(100,700)	$11,271
Net loss	-	-	-	-	-	-	-	-	-	(6,447)	(6,447)
Issuance of Series A-3 preferred stock upon exercise of warrants	-	-	-	-	-	-	1,495.80	-	1,496	-	1,496
Conversion of Series B-2 preferred stock into common stock	300,000	-	-	-	(3,000)	-	-	-	-	-	-
Conversion of Series A-3 preferred stock into common stock	277,000	-	-	-	-	-	(1,495.80)	-	-	-	-
Issuance of common stock for vested restricted stock units	1,000	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash, net of issuance costs	1,558,878	2	-	-	-	-	-	-	9,536	-	9,538
Stock-based compensation expense	-	-	-	-	-	-	-	-	571	-	571
Balance at June 30, 2025	14,111,852	$14	5,464.21	$-	-	$-	-	$-	$123,562	$(107,147)	$16,429

	Common Stock		Series A-2 Prime Preferred Stock		Additional Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	22,114,245	$22	2,265	$-	$158,001	$(127,825)	$(1)	$30,197
Net loss	-	-	-	-	-	(12,823)		(12,823)
Issuance of common stock for cash, net of issuance costs	3,123,537	3	-	-	19,566	-	-	19,569

Unrealized gain on marketable securities, net	-	-	-	-	-	-	7	7
Stock-based compensation expense	-	-	-	-	754	-	-	754
Balance at March 31, 2026	25,237,782	$25	2,265	$-	$178,321	$(140,648)	$6	$37,704
Net loss	-	-	-	-	-	(1,722)	-	(1,722)
Conversion of Series A-2 Prime preferred stock into common stock	462,245	1	(2,265)	-	-	-	-	1
Issuance of common stock for cash, net of issuance costs	2,155,230	2		-	14,437	-	-	14,439
Unrealized loss on marketable securities, net	-	-	-	-	-	-	(29)	(29)
Stock-based compensation expense	-	-	-	-	2,877	-	-	2,877
Balance at June 30, 2026	27,855,257	$28	-	$-	$195,635	$(142,370)	$(23)	$53,270

See accompanying notes to the financial statements

Unicycive Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2026
Cash flows from operating activities
Net loss	$(5,877)	$(14,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14	14
Loss on disposal of assets	-	18
Stock-based compensation expense	1,134	3,631
Change in fair value of warrant liability	(8,722)	(3,197)
Amortization of operating lease right of use asset	259	348
Amortization of investments in marketable securities	-	(21)
Changes in assets and liabilities:
Prepaid expense and other current assets	(2,392)	(2,203)
Accounts payable and accrued liabilities	(1,466)	2,465
Operating lease liability	(273)	(355)
Net cash used in operating activities	(17,323)	(13,845)
Cash flows from investing activities
Purchases of marketable securities	-	(8,148)
Maturities of marketable securities	-	2,975
Purchases of property and equipment	(22)	(7)
Realized gain on marketable securities	-	2
Net cash used in investing activities	(22)	(5,178)
Cash flows from financing activities
Gross proceeds from secondary public offering	12,624	35,062
Commissions paid on secondary public offering	(379)	(1,052)
Payments on financed insurance policies	(211)	-
Proceeds from exercise of warrants	1,496	-
Net cash provided by financing activities	13,530	34,010
Net (decrease) increase in cash and cash equivalents	(3,815)	14,987
Cash and cash equivalents at the beginning of the period	26,142	29,198
Cash and cash equivalents at the end of the period	$22,327	$44,185
Supplemental cash flow information
Initial recognition of right-of-use assets and corresponding lease liabilities	$-	$908
Deferred insurance charges included in prepaid expenses and other current assets	$15	$-
Cash paid for interest	$9	$-

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

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations in the future. As the Company continues its drug development activities, the operating losses are expected to increase. The Company has historically relied on private equity offerings, debt financing and loans from a stockholder to fund its operations. As of December 31, 2025 and June 30, 2026, the Company had an accumulated deficit of $127.8 million and $142.4 million, respectively.

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

On November 13, 2024, the Company entered into a sales agreement, with Guggenheim Securities, LLC as amended by Amendment No. 1 thereto dated November 14, 2025 and further amended by Amendment No. 2 thereto dated June 5, 2026 (as amended, the “Sales Agreement”) pursuant to which, we may offer and sell shares of common stock having an aggregate offering price of up to $150.0 million, subject to certain limitations and in accordance with the terms of the sales agreement, from time to time through or to Guggenheim Securities, LLC acting as sales agent or principal.

During the six months ended June 30, 2026, the Company sold 5,278,767 shares of common stock pursuant to a sales agreement, with Guggenheim Securities, LLC, at an average price of $6.64 per share and paid $1.1 million in commissions, resulting in net proceeds to the Company of approximately $34.0 million.

The Company expects to continue incurring losses in the future and will be required to raise additional capital in the future to complete its planned clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible equity offerings, debt financing, corporate collaborations or other means. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of new or existing products and take additional measures to reduce expenses to conserve its cash in amounts sufficient to sustain operations and meet its obligations. Based on the Company’s currently anticipated level of expenditures, the Company believes that it has sufficient resources such that there is not substantial doubt about the ability to continue operations for at least one year after the date that these financial statements are available to be issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements of the Company as of June 30, 2026 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2026, or for any subsequent period. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 30, 2026.

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

Cash and Cash Equivalents

Highly liquid investments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition are considered cash equivalents. As of December 31, 2025, cash and cash equivalents consist of cash deposited with banks, money market funds, investment in corporate bonds with original maturities of three months or less, and U.S. Treasury bills. As of June 30, 2026, cash and cash equivalents consist of cash deposited with banks and money market funds.

Marketable Securities

Marketable securities consist of corporate debt securities with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from, the balance sheet date. The Company classifies its investment in marketable securities as available-for-sale, as the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its investments in debt securities at the time of purchase. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as accumulated other comprehensive loss. The carrying value of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, the net amount of which, along with interest and realized gains and losses, is included under other income (expense) in the statements of operations and comprehensive loss.

At each balance sheet date, the Company reviews its available-for-sale debt securities that are in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in the statements of operations. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net loss. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, changes to the underlying credit ratings and forecasted recovery among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other income (expenses), net through an allowance account. There have been no impairment or credit losses recognized during any of the periods presented.

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are net loss and operating loss. The CODM uses net loss and operating loss to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net loss and operating loss is disclosed in the statements of operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the statements of operations and comprehensive loss.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. No impairment charges were recorded on the Company’s property and equipment during the six months ended June 30, 2026, and 2025. During the six months ended June 30, 2026, the Company recorded the disposal of fixed assets with the net book value of $18,000 associated with the old lease. No proceeds were received upon disposal.

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

The following tables present the approximate value of assets and liabilities measured at fair value on a recurring basis within the Company’s balance sheets as of June 30, 2026, by the fair value hierarchy (in thousands):

	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$44,185	$-	$-	$44,185
Total cash and cash equivalents at fair value	$44,185	$-	$-	$44,185

	(Level 1)	(Level 2)	(Level 3)	Total
Corporate bonds	$-	$17,240	$-	$17,240
Total marketable securities at fair value	$-	$17,240	$-	$17,240

Refer to Note 3 for disclosures related to cash equivalents and marketable securities.

	(Level 1)	(Level 2)	(Level 3)	Total
Warrant liability	$-	$-	$13,718	$13,718
Total liabilities at fair value	$-	$-	$13,718	$13,718

The following tables present the approximate value of assets and liabilities measured at fair value on a recurring basis within the Company’s balance sheets as of December 31, 2025, by the fair value hierarchy (in thousands):

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

The following table summarizes the changes in fair value of the warrant liability classified in Level 3. Gains and losses reported in this table include changes in fair value that are attributable to unobservable inputs (in thousands):

Six Months Ended June 30, 2025
Fair value at January 1, 2025	$18,936
Change in fair value of warrants	(8,348)
Fair value at March 31, 2025	10,588
Change in fair value of warrants	(374)
Fair value at June 30, 2025	$10,214

Six Months Ended June, 2026

Fair value at January 1, 2026	$16,915
Change in fair value of warrants	4,780
Fair value at March 31, 2026	21,695
Change in fair value of warrants	(7,977)
Fair value at June 30, 2026	$13,718

The income relating to the change in fair value of the warrant liability of $8.7 million and of $3.2 million for the six months ended June 30, 2025, and June 30, 2026, respectively, is included in other income (expenses) in the statements of operations.

ASC 820, Fair Value Measurement and Disclosures requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. As of December 31, 2025, and June 30, 2026, the recorded values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of the instruments. Cash and cash equivalents, accounts payable, and accrued liabilities are Level 1 financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The cash and cash equivalents the Company uses to satisfy working capital and operating expense needs are held in accounts at various financial institutions. Cash balances may at times exceed federally insured limits. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. No such losses have been incurred through June 30, 2026.

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

Current and non-current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which the Company is subject to tax. In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. The Company assesses income tax positions and record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on available for sale securities and is recognized as separate components of stockholders’ equity, As of June 30, 2026, accumulated other comprehensive loss of $23,000 related to marketable securities was recorded.

Net Loss per Share

Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. Basic and diluted net loss for common stock and for preferred stock is computed by dividing the sum of distributed earnings and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for the period. Diluted net loss per share includes potentially dilutive securities outstanding for the period. See Note 13 for reconciliations of basic and diluted net loss per share.

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

3. Cash, Cash Equivalents, and Marketable Securities

The following table summarizes the Company’s investments as of June 30, 2026 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$44,185	$-	$-	$44,185
Investments in corporate bonds	17,263	-	(23)	17,240
Total cash, cash equivalents and investments in marketable securities	$61,448	$-	$(23)	$61,425

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$24,172	$-	$-	$24,172
U.S. Treasury Bills	3,449	-	-	3,449
Money Market	1,577			1,577
Investments in corporate bonds	12,072	-	(1)	12,071
Total cash, cash equivalents and investments in marketable securities	$41,270	$-	$(1)	$41,269

The Company classifies its investments in corporate bonds as available-for-sale. Unrealized gains and losses on these securities are included as a component of comprehensive loss. The Company’s investments in corporate bonds as of June 30, 2026, are $17.2 million and as of December 31, 2025, was $12.1 million.

On June 30, 2026, the remaining contractual maturities of all the Company’s available-for-sale investments were less than twelve months. As of June 30, 2026, the Company has not established an allowance for credit losses for any of its available-for-sale securities.

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

In September 2018, the Company entered into an Assignment and Asset Purchase Agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum Agreement”) pursuant to which the Company purchased certain assets from Spectrum, including Spectrum’s right, title, interest in and intellectual property related to Renazorb RZB 012, also known as RENALAN™ (“Renalan”) and RZB 014, also known as SPI 014 (“SPI” and together with Renalan, the “Compounds”), to further develop and commercialize oxylanthanum carbonate and related compounds. In partial consideration for the Spectrum Agreement, the Company issued 31,366 shares of common stock to Spectrum valued at approximately $4,000 which represented four percent of the Company on a fully-diluted basis at the date of the execution of the Spectrum Agreement. The Spectrum Agreement has an anti-dilution provision, which provides that Spectrum maintain its ownership interest in the Company at 4% of the Company’s shares on a fully-diluted basis. Fully-diluted shares of common stock for purposes of the oxylanthanum carbonate Purchase Agreement assumes conversion of any security convertible into or exchangeable or exercisable for common stock or any combination thereof, including any common stock reserved for issuance under a stock option plan, restricted stock plan, or other equity incentive plan approved by the Board of Directors of the Company immediately following the issuance of additional shares of the Company’s common stock (but prior to the issuance of any additional shares of common stock to Spectrum). Spectrum’s ownership shall not be subject to dilution until the earlier of thirty-six months from the first date the Company’s stock trades on a public market, or the date upon which the Company attains a public market capitalization of at least $50 million. On July 13, 2021, the Company’s initial public offering resulted in a public market capitalization of at least $50 million, and as a result the Company was required to issue 43,838 anti-dilution shares of common stock. This issuance represented the final anti-dilution calculation required under the Spectrum Agreement, and no further anti-dilution shares will be issued. The Company calculated the fair value of the shares and recognized $2.2 million to research and development expenses as cost to issue those shares during the third quarter of 2021. In the event an NDA filing for oxylanthanum carbonate is accepted by the FDA, the Company will be required to pay $0.2 million to Altair Nanomaterials, Inc., (“Altair”) in accordance with the Spectrum Agreement. In addition, in the event FDA approval for oxylanthanum carbonate is received, the Company will be required to pay $4.5 million to Altair. The Company is also required to pay Spectrum 40% of all the Company’s sublicense income for any sublicense granted to certain sublicensees during the first 12 months after the Closing Date (as that term is defined in the Spectrum Agreement) and 20% of all other sublicense income. The Company’s payment obligations to Spectrum will expire on the twentieth (20th) anniversary of the Closing Date of the Spectrum Agreement. In August 2022, the Company received an upfront payment of approximately $1.0 million resulting from a sublicense development agreement with Lee’s Pharmaceutical (HK) Limited. In February 2023, the Company received an upfront payment of approximately $0.7 million resulting from a sublicense development agreement with Lotus International Pte Ltd. The payment represents sublicense income as described in the Spectrum Agreement, and 20% of the amount received has been accrued as an R&D expense in the accompanying statements of operations for the quarter ended June 30, 2026.

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

On June 29, 2023 and October 26, 2023, the Company entered into services agreements with Shilpa related to NDA filing support for oxylanthanum carbonate. The agreements provide for total payments of up to $4.5 million, all of which has been paid as of June 30, 2026.

5. Balance Sheet Components

Prepaid expenses and other current assets as of December 31, 2025 and June 30, 2026 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2025	2026

Prepaid directors’ and officers’ liability insurance premiums	$332	$24
Prepaid drug manufacturing supply costs	6,189	7,601
Other	1,171	2,270
Total	$7,692	$9,895

Property and equipment as of December 31, 2025 and June 30, 2026 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2025	2026

Leasehold improvements	$65	$36
Lab equipment	26	26
Furniture and fixtures	47	44
Subtotal	138	106
Less accumulated depreciation	(72)	(65)
Net	$66	$41

Depreciation expense was immaterial for the six months ended June 30, 2026 and 2025 and is included in general and administrative expenses.

Accounts payable as of December 31, 2025 and June 30, 2026 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2025	2026

Trade accounts payable	$301	$2,167
Credit card liability	82	67
Total	$383	$2,234

Accrued liabilities as of December 31, 2025 and June 30, 2026 consisted of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2025	2026

Accrued labor costs	$329	$1,000
Accrued drug development costs	753	615
Other	441	521
Total	$1,523	$2,136

6. Operating Lease

The Company leases office space under operating lease arrangements. During the six months ended June 30, 2026, the Company’s previously amended operating lease for 7,404 square feet of office space expired. In connection with this lease, the Company made lease payments of approximately $0.1 million.

In November 2025, the Company entered into a new operating lease for 10,734 square feet of office space, which commenced on February 1, 2026. The company modified this lease agreement which changed the start date to March 1, 2026. The lease has an initial term of 1.5 years and includes an option to extend the term for an additional year at the Company’s discretion. At lease commencement, the Company recognized a right-of-use asset and corresponding lease liability based on the present value of the remaining lease payments. Because the lease does not provide a readily determinable implicit rate, the Company used its estimated incremental borrowing rate as of the commencement date. Operating lease cost is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations. During the six months ended June 30, 2026, the Company made lease payments of approximately $0.3 million.

During the six months ended June 30, 2026, the Company reflected amortization of right-of-use asset of approximately $0.3 million, resulting in a right-of-use asset balance of approximately $0.7 million at June 30, 2026. During the six months ended June 30, 2026, the Company made cash payments on the lease of $0.3 million towards the lease liability. As of June 30, 2026, the total lease liability was approximately $0.7 million.

As of June 30, 2026, maturities of the Company’s lease liabilities are as follows (in thousands):

Operating Lease

Year ending December 31, 2026	$319
Year ending December 31, 2027	381
Total lease payments	700
Less imputed interest rate / present value discount	(29)
Present value of lease liability	671
Less current portion	(616)
Long term portion	$55

The remaining lease term and discount rates related to the Company’s right of use assets and lease liabilities for its operating leases were as follows:

	As of	As of
	December 31,	June 30,
	2025	2026

Remaining lease term (in years)	0.25	1.08
Incremental borrowing rate	10%	8.75%

7. Commitments and Contingencies

Contingencies

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s financial statements. On August 15, 2025, a putative shareholder class action complaint captioned Elkhodari v. Unicycive Therapeutics, Inc., et al., Case No. 3:25-cv-06923-JD (the “Securities Class Action”), was filed in the U.S. District Court for the Northern District of California (“Northern District of California”), naming the Company and certain current officers and/or directors of the Company as defendants. The lawsuit generally alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s manufacturing of oxylanthanum carbonate (“OLC”) and the approval prospects of its New Drug Application for OLC for the treatment of hyperphosphatemia in CKD patients on dialysis in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between March 29, 2024, and June 27, 2025, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. On January 27, 2026, lead plaintiff filed an amended complaint. On March 13, 2026, defendants filed their motion to dismiss the amended complaint. On April 27, 2026, lead plaintiff filed his opposition to the motion to dismiss and on May 27, 2026, defendants filed their reply in further support of their motion to dismiss.

On October 30 and November 7, 2025, two purported stockholders of the Company filed derivative complaints in the Northern District of California against certain of the Company’s current officers and directors (collectively, the “Derivative Actions”). The Company is named as a nominal defendant. The complaints are based on the same alleged misconduct as in the Securities Class Action. The complaints assert state law claims on behalf of the Company against the individual defendants for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets, and federal law claims under Section 14(a) of the Exchange Act. On November 20, 2025, the Court issued an order relating the Derivative Actions to the Securities Class Action, and on April 30, 2026, the Court consolidated the Derivative Actions. On June 11, 2026, the parties in the derivative actions filed a joint stipulation to stay all proceedings pending resolution of the motion to dismiss in the securities class action, and on July 29, 2026, the court entered an order staying the derivative actions. The Derivative Actions seek unspecified damages on behalf of the Company, corporate governance reforms, disgorgement and restitution, and an award of costs and expenses, including attorneys’ fees.

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

Employee Benefit Plan

In December 2021, the Company implemented a 401(k) Plan which covers all eligible employees of the Company (the “401(k) Plan”). Employer matching contributions are immediately 100% vested. The Company’s 401(k) Plan provides that the Company match each participant’s contribution at 100% up to 4% of the employee’s eligible compensation. Company contributions to the 401(k) Plan totaled approximately $87,000 and $112,000 for the six months ended June 30, 2025 and June 30, 2026, respectively.

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

The warrants from the initial public offering are equity classified. The following table summarizes activity for the Company’s IPO warrants for the six months ended June 30, 2026:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2025	478,419	60.00	0.54	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, June 30, 2026	478,419	60.00	0.04	-

The IPO warrants expired in July 2026.

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

On April 6, 2026, the Company issued 462,245 shares of common stock upon conversion of 2,265 shares of the Company’s Series A-2 Prime Preferred Stock

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

Concurrent with the execution of the Exchange Agreement, the Company and each Investor have amended and restated the following warrants: (i) tranche A warrants to acquire an aggregate of 4,785,243 shares of Series A-3 Convertible Preferred Stock of the Company that were issued on July 11, 2023 (the “Original Tranche A Warrants”) have been amended and restated to acquire an aggregate of 2,584.03122 shares of Series A-3 Convertible Preferred Stock (as amended, the “Amended Tranche A Warrants”); (ii) tranche B warrants to acquire an aggregate of 4,350,221 shares of Series A-4 Convertible Preferred Stock of the Company that were issued on July 11, 2023 (the “Original Tranche B Warrants”) have been amended and restated to acquire an aggregate of 2,566.63015 shares of Series A-4 Convertible Preferred Stock (as amended, the “Amended Tranche B Warrants”) and (iii) tranche C warrants to acquire an aggregate of 6,960,353 shares of Series A-5 Convertible Preferred Stock of the Company that were issued on July 11, 2023 (the “Original Tranche C Warrants”, and together with the Original Tranche A Warrants and Tranche B Warrants, the “Original Warrants”) have been amended and restated to acquire 5,150.66129 shares of Series A-5 Convertible Preferred Stock (as amended, the “Amended Tranche C Warrants,” together with the Amended Tranche A Warrants and the Amended Tranche B Warrants, the “Amended Warrants”). The Amended Warrants have the same terms and conditions as the original warrants except that such Amended Warrants: (i) reduced the amount of shares of Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock and Series A-5 Convertible Preferred Stock into which such Amended Warrants are convertible as described above; (ii) allow for the issuance of fractional shares of Series A-3 Preferred Stock, Series A-4 Preferred Stock and Series A-5 Preferred Stock, as applicable upon exercise of such Amended Warrants and (ii) revised the exercise price to be $1,000 per share of Series A-3 Preferred Stock, Series A-4 Preferred Stock and Series A-5 Preferred Stock, as applicable in such Amended Warrants. The aggregate exercise price, the amount of shares of common stock upon conversion of the Series A-3 Preferred Stock, the Series A-4 Preferred Stock and the Series A-5 Preferred Stock and exercise period in the Amended Warrants did not change from the Original Warrants.

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

Conversion. Subject to the limitations set forth in the Amended Certificate of Designation, at the option of the holder, each share of Series A-2 Prime Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock shall be convertible into a number of shares of common stock obtained by dividing the Original Per Share Price ($1,000) of each such share of Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock by the applicable conversion price of $4.90, $0.54, $0.59 and $0.74 for the Series A-2 Prime Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock or Series A-5 Convertible Preferred Stock, respectively. Pursuant to the terms of the Certificate of Correction to the Amended Series A Certificate of Designation filed on August 13, 2025 (which correction was effective as of March 14, 2024 pursuant to Section 103(f) of the Delaware General Corporation Law), there was no adjustment to the conversion prices for the Series A-3, A-4 and A-5 Preferred Stock as there were no shares outstanding in such series of preferred stock at the time of the reverse stock split. As of June 30, 2026, there were zero shares of Series A-2 Prime Preferred Stock outstanding.

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

Conversion: Subject to the limitations set forth in the Series B Certificate of Designation, at the option of the holder thereof, each share of Series B-2 Preferred Stock, is convertible into the number of shares of common stock equal to the quotient of (A) the stated value ($1,000), divided by (B) the conversion price of $10.00. As of June 30, 2026, all shares of Series B-2 Preferred Stock have been converted into common stock.

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

The MCS valuation model was used for the valuation performed as of the transaction inception on March 3, 2023, and on March 31, 2023, due to uncertainty in the timing of shareholder approval and the potential variability in the Warrant exercise price. On June 26, 2023, the Company held its annual shareholder meeting, and as a result, shareholder approval for the issuance of common shares upon the conversion of the Series A-1 Preferred Stock was obtained and the exercise price for the Warrants became fixed. Therefore, as of December 31, 2025 and June 30, 2026, the fair value of the Warrants was determined using a Black Scholes model using parameters including (i) the exercise price of the warrant, (ii) the price of the underlying security, (iii) the time to expiration, or expected term, (iv) the expected volatility of the underlying security, (v) the risk-free rate, (vi) discount for lack of marketability, and (vii) estimated probability assumptions surrounding the achievement by the Company of technical milestones associated with regulatory and commercial progress.

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

The Company uses a third-party valuation expert to assist in the determination of the fair value of the Warrants. The tables below summarize the valuation inputs into the Black Scholes model for the liability associated with the three tranches of Warrants at December 31, 2025, and June 30, 2026.

Tranche A Warrant	At December 31, 2025	At June 30, 2026
Fair value of underlying stock	$5.77	$4.69
Exercise price	$5.39	$5.39
Volatility	61.6% - 100.3%	90.2 - 105.1%
Risk free rate	3.5% - 3.7%	4.0%
Dividend yield	0%	0%
Term (in years)	0.2 - 1.0	0.5 - 1.3
Discount for lack of marketability	5.0%	6.0%
Probability for receipt of FDA approval for Oxylanthanum carbonate	64.80% - 66.83%	61.2% - 64.6%

Tranche B Warrant	At December 31, 2025	At June 30, 2026
Fair value of underlying stock	$5.77	$4.69
Exercise price	$5.93	$5.93
Volatility	100.3% - 108.2%	83.1% - 105.1%
Risk free rate	3.5%	4.0%
Dividend yield	0%	0%
Term (in years)	0.7 - 1.5	1.0 - 1.8
Discount for lack of marketability	5.0%	6.0%
Probability for receipt of Transitional Drug Add-On Payment Adjustment approval for Oxylanthanum carbonate	70.0%	70.0%

Tranche C Warrant	At December 31, 2025	At June 30, 2026
Fair value of underlying stock	$5.77	$4.69
Exercise price	$7.41	$7.41
Volatility	99.0% - 105.0%	99.3% - 104.9%
Risk free rate	3.5%	4.0% - 4.1%
Dividend yield	0%	0%
Term (in years)	1.2 - 2.0	1.5 - 2.3
Discount for lack of marketability	5.0%	6.0%
Probability for public disclosure of financial results for four (4) quarters of commercial sales for Oxylanthanum carbonate following receipt of Transitional Drug Add-On Payment Adjustment approval	1.56% - 51.2%	2.7% - 61.41%

As of the issuance date (March 3, 2023), the Company estimated the fair value of the Warrants to be $2.8 million. As of December 31, 2025, and June 30, 2026, the Company estimated the fair value of the Warrants to be $16.9 million and $13.7 million, respectively.

The following table summarizes activity, on an as-converted to common shares basis, for the Company’s preferred stock warrants for the six months ended June 30, 2026:

Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Warrants	Price	(in Years)	(in thousands)
Outstanding, December 31, 2025	15,818,817	$6.41	1.12	$-
Warrants contingently issuable	-	-	-	-
Warrants exercised		-	-	-
Outstanding, June 30, 2026	15,818,817	$6.41	0.63	$-

12. Stock-based Compensation

On July 15, 2021, in connection with the completion of the Company’s IPO, the Company adopted a new comprehensive equity incentive plan, the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). Following the effective date of the 2021 Plan, no further awards may be issued under the 2018 Plan or the 2019 Plan (collectively, the “Prior Plans”). However, all awards under the Prior Plans that are outstanding as of the effective date of the 2021 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plans and any applicable award agreements. The 2021 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. A total of 130,233 shares of common stock were reserved for issuance pursuant to the 2021 Plan prior to our annual meeting on June 26, 2023. Shareholders approved an increase to the number of shares reserved on June 26, 2023, and accordingly, at December 31, 2023, approximately 1,277,600 shares were reserved for issuance. On June 20, 2024, shareholders approved a further increase of 800,000 shares, to the number of shares reserved, for a total of 2,077,600 shares. On January 1, 2025, pursuant to a 4% evergreen increase provision in the 2021 Plan, the amount of shares reserved under the Plan increased by 1,235,316 shares, to the number of shares reserved, for a total of 3,312,916 shares. On January 1, 2026, pursuant to a 4% evergreen increase provision in the 2021 Plan, the amount of shares reserved under the Plan increased by 884,570 shares, to the number of shares reserved, for a total of 4,189,462 shares. As of June 30, 2026, there are approximately 904,019 shares of common stock available under the 2021 Plan.

The following table summarizes activity for stock options under all plans for the six months ended June 30, 2026:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in Years)	(in thousands)
Outstanding, December 31, 2025	2,033,114	$8.31	8.23	$10,347
Options granted	-	$-	-	$-
Options forfeited	(64,200)	$-	-	$-
Options exercised	-	$-	-	$-
Outstanding, June 30, 2026	1,968,914	$8.38	7.71	$7,899

Options vested and exercisable as of June 30, 2026	1,038,929	$10.31	6.55	$3,823

As of June 30, 2026, the unrecognized compensation cost related to outstanding stock options was $13.5 million, which is expected to be recognized as expense over approximately 3.0 years.

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

During May 2022, the Company granted a consultant 1,000 restricted stock units with a grant date fair value of $7.20 per share. The restricted stock units vested in May 2024.

During August 2023, the Company granted a consultant 1,000 restricted stock units with a grant date fair value of $7.50 per share. The restricted stock units vested in March 2025.

During August 2024, the Company granted a consultant 1,177 restricted stock units with a grant date fair value of $3.40 per share. The restricted stock units will vest in August 2026.

During July 2025, the Company granted a consultant 2,500 restricted stock units with a grant date fair value of $4.71 per share. The restricted stock units will vest in July 2027.

During May 2026, the Company granted executives 1,270,700 restricted stock units with a grant date fair value of $8.56 per share. The fair market value of the restricted stock units was estimated to be the closing price of the Company’s common stock on the date of grant. The restricted stock units vest monthly over 3 years.

During May 2026, the Company granted directors 84,200 restricted stock units with a grant date fair value $8.56 per share. The fair market value of the restricted stock units was estimated to be the closing price of the Company’s common stock on the date of grant. The restricted stock units vest monthly over 1 year.

The Company has recorded stock-based compensation expense, which includes expense related to restricted stock units, allocated by functional cost as follows for the three and six months ended June 30, 2025, and 2026 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026

Research and development	$259	$1,126	$523	$1,470
General and administrative	312	1,752	611	2,161
Total stock-based compensation	$571	$2,878	$1,134	$3,631

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

Expected Dividend – Through June 30, 2026, the Company has never declared nor paid any cash dividends on common stock. The Company shall modify its dividend policy to state that the Company intends to pay dividends to all stockholders, including holders of Series A Preferred Stock on an as-if-converted-to-common-stock basis, on a quarterly basis in an amount of which the aggregate of all quarterly dividends shall equal at least seventy-five percent (75%) of its annual net cash flow from operations following the approval of oxylanthanum carbonate by the FDA if obtained, and the commencement of commercial sales.

The following averaged assumptions were used to calculate the fair value of awards granted to employees, directors and non-employees for the six months ended June 30, 2025 and June 30, 2026:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2026

Expected volatility	107.44% - 108.54%	107.44% - 116.54%
Risk-free interest rate	3.75% - 4.38%	3.75% - 4.38%
Dividend yield	-%	-%
Expected term	6.25 years	5.50 years - 6.25 years

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

The following table sets forth the computation of basic net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Basic net (loss) per share
Numerator:
Net loss	$(6,447)	$(1,722)	$(5,877)	$(14,545)
Net loss attributable to common shares, basic	(6,447)	(1,722)	(5,877)	(14,545)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	12,302,059	26,917,266	11,993,663	25,421,025
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.06)	$(0.49)	$(0.57)

The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

Options to purchase common stock	1,420,714	1,968,914	1,420,714	1,968,914
Warrants to purchase common stock	478,419	478,419	478,419	478,419
Restricted stock units	-	1,358,577	-	1,358,577
Common stock issuable upon conversion of Series B-1 convertible preferred stock	-	-	-	-
Common stock issuable upon conversion of Series A-2 Prime convertible preferred stock	1,115,145	-	1,115,145	-
Warrants to purchase convertible preferred stock	15,818,817	15,818,817	15,818,817	15,818,817
Total	18,833,095	19,624,727	18,833,095	19,624,727

14. Subsequent Events

The Company evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that there were no subsequent events requiring recognition or disclosure in the accompanying condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the six-month period ended June 30, 2026 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

Since our formation we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net loss was $5.9 million and $14.6 million for the six months ended June 30, 2025 and 2026, respectively. As of June 30, 2026, we had an accumulated deficit of $142.4 million. We expect that our operating expenses will increase significantly as we advance our product candidates through pre-clinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

We have funded our operations primarily from the sale and issuance of common stock, convertible promissory notes and from a loan, including cash and deferred salary from our Chief Executive Officer.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of our current product candidates and future product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financing, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into agreements to raise capital as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our current product candidates and future product candidates.

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

Recent Developments

On October 28, 2025, we announced an update from our meeting with the U.S. Food and Drug Administration (FDA) and timing of the resubmission of our New Drug Application (NDA) for Oxylanthanum carbonate (OLC) following receipt of a CRL on June 30, 2025. The Type A FDA meeting was held to discuss the resolution of the single deficiency identified in the CRL related to the compliance status of a third-party manufacturing vendor. No other concerns have been identified to us, including pre-clinical, clinical, or safety data submitted as part of the NDA. Following receipt of the official meeting minutes from the Type A meeting and engaging in discussions with our third-party manufacturing vendor, we resubmitted our NDA to the FDA in December 2025. In January 2026, the FDA accepted the resubmission of the NDA for OLC, deeming the resubmission to be a Class II complete response which has a six-month review period from the date of resubmission, and set a PDUFA target action date of June 29, 2026.

On June 30, 2026, we announced that we received a CRL from the FDA regarding the resubmitted NDA for OLC. The FDA has not raised any concerns regarding clinical efficacy or safety data, and no additional data was requested from Unicycive. The CRL is based on the same third-party manufacturing deficiencies that were identified in the previous CRL issued in June 2025.

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

Other Income (Expenses)

Other income (expenses) consist of the change in fair value of our warrant liability, interest income and interest expense.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2026 (in thousands)

	Three Months Ended June 30,		$	%
	2025	2026	Change	Change

Operating expenses:
Research and development	$1,750	$2,788	$1,038	59%
General and administrative	5,213	7,352	2,139	41%
Total operating expenses	6,963	10,140	3,177	46%
Loss from operations	(6,963)	(10,140)	(3,177)	46%
Other income (expenses):
Interest income	155	441	286	185%
Interest expense	(13)	-	13	(100)%
Change in fair value of warrant liability	374	7,977	7,603	2,033%
Total other income (expenses)	516	8,418	7,902	1,531%
Net loss	$(6,447)	$(1,722)	$4,725	(73)%

Research and Development Expenses

Research and development expenses increased by approximately $1.0 million, or 59%, from approximately $1.8 million for the three months ended June 30, 2025, to approximately $2.8 million for the three months ended June 30, 2026. This increase was primarily driven by a $0.9 million increase in non-cash stock-based compensation, and an increase in consulting and professional fees of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million, or 41%, from approximately $5.2 million for the three months ended June 30, 2025, to approximately $7.4 million for the three months ended June 30, 2026. This increase was primarily driven by a $1.4 million increase in non-cash stock-based compensation as well as increases of $0.3 million in other labor costs. There was also an increase of $0.4 million related to commercial launch preparation.

Other Income (Expenses)

Other income (expenses) increased by $7.9 million, or 1,531%, from an income of $0.5 million for the three months ended June 30, 2025, to income of $8.4 million for the three months ended June 30, 2026. This was primarily driven by a decrease of $7.6 million in the fair value of our warrant liability as well as an increase of $0.3 million in interest income.

Comparison of the Six Months Ended June 30, 2025, and 2026 (in thousands)

	Six Months Ended June 30,		$	%
	2025	2026	Change	Change

Operating expenses:
Research and development	$3,936	$4,396	$460	12%
General and administrative	11,031	14,182	3,151	29%
Total operating expenses	14,967	18,578	3,611	24%
Loss from operations	(14,967)	(18,578)	(3,611)	24%
Other income (expenses):
Interest income	381	836	455	119%
Interest expense	(13)	-	13	(100)%
Change in fair value of warrant liability	8,722	3,197	(5,525)	(63)%
Total other income (expenses)	9,090	4,033	(5,057)	(56)%
Net loss	$(5,877)	$(14,545)	$(8,668)	147%

Research and Development Expenses

Research and development expenses increased by approximately $0.5 million, or 12%, from approximately $3.9 million for the six months ended June 30, 2025, to approximately $4.4 million for the six months ended June 30, 2026. This increase was primarily driven by a $0.9 million increase in non-cash stock-based compensation, partially offset by a decrease in drug development costs of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased by $3.2 million, or 29%, from approximately $11.0 million for the six months ended June 30, 2025, to approximately $14.2 million for the six months ended June 30, 2026. This increase was primarily driven by a $1.6 million increase in non-cash stock-based compensation as well as increases of $0.6 million in other labor costs, $0.9 million increase in consulting and professional service costs, and $0.1 million related to commercial launch preparation.

Other Income (Expenses)

Other income (expenses) decreased by $5.1 million, or 56%, from an income of $9.1 million for the six months ended June 30, 2025, to income of $4.0 million for the six months ended June 30, 2026. This was primarily driven by a change in the fair value of our warrant liability of $5.5 million, partially offset by an increase of $0.4 million in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation through December 31, 2020, we have funded our operations with the sale of common and preferred stock, convertible notes and from a loan from our Chief Executive Officer.

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

On November 13, 2024, the Company entered into a sales agreement, with Guggenheim Securities, LLC as amended by Amendment No. 1 thereto dated November 14, 2025 and further amended by Amendment No. 2 thereto dated June 5, 2026 (as amended, the “Sales Agreement”) pursuant to which, we may offer and sell shares of common stock having an aggregate offering price of up to $150.0 million, subject to certain limitations and in accordance with the terms of the sales agreement, from time to time through or to Guggenheim Securities, LLC acting as sales agent or principal.

During the six months ended June 30, 2026, the Company sold 5,278,767 shares of common stock pursuant to a sales agreement, with Guggenheim Securities, LLC, at an average price of $6.64 per share and paid $1.1 million in commissions, resulting in net proceeds to the Company of approximately $34.0 million.

Future Funding Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2026, we had a net loss of $14.6 million, and we expect to incur substantial additional losses in future periods. As of June 30, 2026, we had an accumulated deficit of $142.4 million.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months ended June 30,
	2025	2026

Net cash (used in) provided by:
Operating activities	$(17,323)	$(13,845)
Investing activities	(22)	(5,178)
Financing activities	13,530	34,010
Net increase in cash and cash equivalents	$(3,815)	$14,987

Cash Flows from Operating Activities

Net cash used in operating activities was $13.8 million for the six months ended June 30, 2026. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services. We incurred a net loss of $14.6 million after including the effect of non-cash adjustments for stock compensation and change in fair value of our warrant liability.

Net cash used in operating activities was $17.3 million for the six months ended June 30, 2025. Cash used in operating activities was primarily due to the use of funds for development costs associated with our drug candidates, labor costs, consulting services, and other corporate expenditures for investor relations, compliance, and legal services.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.2 million for the six months ended June 30, 2026, and was due primarily to the purchase of marketable securities.

Net cash used in investing activities was $22,000 for the six months ended June 30, 2025, and was due to the purchase of lab equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $34.0 million during the six months ended June 30, 2026, due primarily to sales made under the sales agreement with Guggenheim Securities LLC dated November 13, 2024, as amended by Amendment No. 1 thereto dated November 14, 2025 and further amended by Amendment No. 2 dated June 5, 2026.

Net cash provided by financing activities was $13.5 million during the six months ended June 30, 2025, due primarily to the at the market public offering agreement we signed on November 13, 2024.

Off-Balance Sheet Arrangements

As of June 30, 2026, and through the filing date of this Quarterly Report on Form 10-Q, we did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be related to debt and equity classification, warrant liabilities, research and development, and stock-based compensation. There have been no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2026 from those used for the year ended December 31, 2025. The below policies represent our critical accounting policies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 15, 2025, a putative shareholder class action complaint captioned Elkhodari v. Unicycive Therapeutics, Inc., et al., Case No. 3:25-cv-06923-JD (the “Securities Class Action”), was filed in the U.S. District Court for the Northern District of California (“Northern District of California”), naming the Company and certain current officers and/or directors of the Company as defendants. The lawsuit generally alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s manufacturing of oxylanthanum carbonate (“OLC”) and the approval prospects of its New Drug Application for OLC for the treatment of hyperphosphatemia in CKD patients on dialysis in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between March 29, 2024, and June 27, 2025, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. On January 27, 2026, lead plaintiff filed an amended complaint. On March 13, 2026, defendants filed their motion to dismiss the amended complaint. On April 27, 2026, lead plaintiff filed his opposition to the motion to dismiss and on May 27, 2026, defendants filed their reply in further support of their motion to dismiss.

On October 30 and November 7, 2025, two purported stockholders of the Company filed derivative complaints in the Northern District of California against certain of the Company’s current officers and directors (collectively, the “Derivative Actions”). The Company is named as a nominal defendant. The complaints are based on the same alleged misconduct as in the Securities Class Action. The complaints assert state law claims on behalf of the Company against the individual defendants for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets, and federal law claims under Section 14(a) of the Exchange Act. On November 20, 2025, the Court issued an order relating the Derivative Actions to the Securities Class Action, and on April 30, 2026, the Court consolidated the Derivative Actions. On June 11, 2026, the parties in the derivative actions filed a joint stipulation to stay all proceedings pending resolution of the motion to dismiss in the securities class action, and on July 29, 2026, the court entered an order staying the derivative actions. The Derivative Actions seek unspecified damages on behalf of the Company, corporate governance reforms, disgorgement and restitution, and an award of costs and expenses, including attorneys’ fees.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

Director and Officer Trading Arrangements

During our quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 2026.

Signature	Title	Date

/s/ Shalabh Gupta	Chief Executive Officer, President and Chairman of the Board of Directors	August 12, 2026
Shalabh Gupta	(Principal Executive Officer)

/s/ John Townsend	Chief Financial Officer	August 12, 2026
John Townsend	(Principal Financial and Accounting Officer)